Form 10-Q
period 1994-03-31
SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
filed 1994-05-16
CIK 806641

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of
                 Securities Exchange Act of 1934

For the period ended March 31, 1994 Commission file number 0-15725


            SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
      (Exact name of registrant as specified in its charter)

      Delaware                             52-1449733

(State of organization)       (I.R.S.   Employer   Identification No.)

218 North Charles Street, Suite 500, Baltimore, Maryland 21201
(Address of principal executive offices)          (Zip Code)

Registrant's telephone  number, including area code:   (410) 962-0595

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X   No____


- - --------------------------------------------------------------------------------------------------------------------------------
                    |             |            |               |               |    Total      |  Total   |          |
Mortgaged           |             |            |   Occupancy   |   Occupancy   |   Operating   |Operating |  Total   |  Total
Property Name &     |    Loan     |   Total    |     as of     |     as of     |   Revenues    | Revenues | Expenses | Expenses
Location            |   Amount    |   Units    |   03/31/94    |   03/31/93    |   1/94-3/94   |1/93-3/93 |1/94-3/94 |1/93-3/93
- - --------------------------------------------------------------------------------------------------------------------------------
SERIES I            |             |            |               |               |               |          |          |
Alban Place         |  10,500,000 |        194 |          97.4%|          97.4%|       378,608 |  362,054 |  198,221 |  163,786
  Frederick, MD     |             |            |               |               |               |          |          |
Barkley Place       |   9,630,000 |        156 |          98.1%|         100.0%|       690,325 |  627,467 |  471,014 |  451,630
  Fort Myers, FL    |             |            |               |               |               |          |          |
Creekside Village   |  11,985,000 |        296 |          97.3%|          92.6%|       385,042 |  358,987 |  218,197 |  180,648
  Sacramento, CA    |             |            |               |               |               |          |          |
Lakeview Garden     |   9,307,500 |        179 |          87.7%|          87.2%|       277,283 |          |  137,701 |
  Dade County, FL   |             |            |               |               |               |          |          |
The Montclair       |  15,465,000 |        159 |          96.2%|          97.5%|       591,130 |  541,245 |  333,447 |  279,563
  Springfield, MO   |             |            |               |               |               |          |          |
Newport Village     |  10,880,000 |        220 |          94.5%|          99.1%|       356,522 |  324,397 |  198,622 |  182,349
  Thornton, CO      |             |            |               |               |               |          |          |
Newport on Seven    |  10,800,000 |        167 |          98.8%|          93.4%|       361,086 |  329,274 |  219,032 |  209,135
  St. Louis Park, MN|             |            |               |               |               |          |          |
Nicollet Ridge      |  20,340,000 |        339 |          92.6%|          96.5%|       629,361 |  653,776 |  428,786 |  422,429
  Burnsville, MN    |             |            |               |               |               |          |          |
North Pointe        |  25,850,000 |        540 |          84.4%|          80.9%|       709,809 |  678,326 |  418,010 |  411,637
  San Bernardino, CA|             |            |               |               |               |          |          |
Northridge Park II  |   8,950,000 |        128 |          93.0%|          92.2%|       261,325 |  246,009 |   91,499 |   94,151
  Salinas, CA       |             |            |               |               |               |          |          |
Riverset Apartments |   6,535,000 |        120 |         100.0%|          94.9%|       202,697 |  193,872 |   64,291 |   58,479
  Memphis, TN       |             |            |               |               |               |          |          |
Steeplechase Falls  |  18,100,000 |        450 |          94.0%|          96.4%|       682,950 |  643,405 |  311,132 |  332,130
  Knoxville, TN     |             |            |               |               |               |          |          |
Villa Hialeah       |  10,250,000 |        245 |         100.0%|         100.0%|       428,695 |  404,734 |  247,217 |  214,384
  Hialeah, FL       |             |            |               |               |               |          |          |
Willowgreen         |   9,450,000 |        241 |          91.7%|          96.3%|       332,076 |  338,616 |  174,426 |  173,043
  Fife, WA          |             |            |               |               |               |          |          |
- - ---------------------------------------------------------------|---------------|------------------------------------------------
TOTALS:             | 178,042,500 |      3,434 |---------------|---------------|     6,286,909 |5,702,162 |3,511,595 |3,173,364
- - --------------------------------------------------------------------------------------------------------------------------------

- - -----------------------------------------------------------------------------------------------
                    |             | 1/94-3/94  |   1/94-3/94   |   1/94-3/94   |   1/94-3/94   |
Mortgaged           |  1/94-3/94  |    Base    | Base Interest | Base Interest |   Paid From   |
Property Name &     |Base Interest|  Interest  |   Paid From   |   Paid From   |Other Sources/ |
Location            |   Due ($)   |  Paid ($)  |Operations ($) | Reserves ($)  | Guarantors($) |
- - -----------------------------------------------------------------------------------------------
SERIES I            |             |            |               |               |               |
Alban Place         |     206,719 |    206,719 |       206,719 |             0 |             0 |
  Frederick, MD     |             |            |               |               |               |
Barkley Place       |     192,601 |    226,856 |       226,856 |             0 |             0 |
  Fort Myers, FL    |             |            |               |               |               |
Creekside Village   |     224,719 |    239,967 |       166,000 |             0 |        73,967 |
  Sacramento, CA    |             |            |               |               |               |
Lakeview Garden     |     180,333 |    180,335 |       180,335 |             0 |             0 |
  Dade County, FL   |             |            |               |               |               |
The Montclair       |     304,467 |    277,082 |       277,082 |             0 |             0 |
  Springfield, MO   |             |            |               |               |               |
Newport Village     |     214,200 |    155,089 |       155,089 |             0 |             0 |
  Thornton, CO      |             |            |               |               |               |
Newport on Seven    |     219,375 |    146,073 |       146,073 |             0 |             0 |
  St. Louis Park, MN|             |            |               |               |               |
Nicollet Ridge      |     400,444 |    255,565 |       255,565 |             0 |             0 |
  Burnsville, MN    |             |            |               |               |               |
North Pointe        |     508,922 |    282,645 |       256,000 |             0 |        26,645 |
  San Bernardino, CA|             |            |               |               |               |
Northridge Park II  |     167,811 |    167,813 |       167,813 |             0 |             0 |
  Salinas, CA       |             |            |               |               |               |
Riverset Apartments |     128,658 |    128,658 |       128,658 |             0 |             0 |
  Memphis, TN       |             |            |               |               |               |
Steeplechase Falls  |     356,344 |    324,808 |       324,808 |             0 |             0 |
  Knoxville, TN     |             |            |               |               |               |
Villa Hialeah       |     201,797 |    201,795 |       189,795 |        12,000 |             0 |
  Hialeah, FL       |             |            |               |               |               |
Willowgreen         |     189,000 |    168,199 |       168,199 |             0 |             0 |
  Fife, WA          |             |            |               |               |               |
- - -----------------------------------------------------------------------------------------------|
TOTALS:             |   3,495,390 |  2,961,604 |     2,848,992 |        12,000 |       100,612 |
- - ------------------------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------------------------------------------------------
                    |             |            |               |               |    Total      |  Total   |          |
Mortgaged           |             |            |   Occupancy   |   Occupancy   |   Operating   |Operating |  Total   |  Total
Property Name &     |    Loan     |   Total    |     as of     |     as of     |   Revenues    | Revenues | Expenses | Expenses
Location            |   Amount    |   Units    |   03/31/94    |   03/31/93    |   1/94-3/94   |1/93-3/93 |1/94-3/94 |1/93-3/93
- - --------------------------------------------------------------------------------------------------------------------------------
SERIES II           |             |            |               |               |               |          |          |
Emerald Hills       |   7,250,000 |        130 |          98.0%|          93.8%|       241,377 |  229,484 |  121,213 |  134,763
  Issaquah, WA      |             |            |               |               |               |          |          |
Gilman Meadows      |   7,100,000 |        125 |          90.4%|          94.4%|       237,161 |  234,502 |  110,730 |  124,860
  Issaquah, WA      |             |            |               |               |               |          |          |
Hamilton Chase      |  13,975,000 |        300 |          94.3%|          94.0%|       494,850 |  482,260 |  310,410 |  177,350
  Chattanooga, TN   |             |            |               |               |               |          |          |
Mallard Cove I      |   2,610,000 |         63 |          92.1%|          93.6%|        82,942 |   84,067 |   61,639 |   56,151
  Everett, WA       |             |            |               |               |               |          |          |
Mallard Cove II     |   6,740,000 |        135 |          91.9%|          92.6%|       215,800 |  221,304 |  137,087 |  119,821
  Everett, WA       |             |            |               |               |               |          |          |
The Meadows         |   7,200,000 |        200 |          97.0%|          93.5%|       271,837 |  255,431 |  139,046 |  119,160
  Memphis, TN       |             |            |               |               |               |          |          |
Riverset Apartments |  12,640,000 |        232 |         100.0%|          94.9%|       392,071 |  376,361 |  124,357 |  113,518
  Memphis, TN       |             |            |               |               |               |          |          |
Southfork Village   |  10,550,000 |        200 |          98.5%|          98.5%|       422,345 |  401,946 |  188,953 |  181,935
  Lakeville, MN     |             |            |               |               |               |          |          |
Whispering Lake     |  18,190,000 |        384 |          90.0%|          87.2%|       482,839 |  462,527 |  288,036 |  308,499
  Kansas City, MO   |             |            |               |               |               |          |          |
- - ---------------------------------------------------------------|---------------|------------------------------------------------
TOTALS:             |  86,255,000 |      1,769 |---------------|---------------|     2,841,222 |2,747,882 |1,481,471 |1,336,057
- - --------------------------------------------------------------------------------------------------------------------------------

- - -----------------------------------------------------------------------------------------------
                    |             | 1/94-3/94  |   1/94-3/94   |   1/94-3/94   |   1/94-3/94   |
Mortgaged           |  1/94-3/94  |   Base     | Base Interest | Base Interest |   Paid From   |
Property Name &     |Base Interest|  Interest  |   Paid From   |   Paid From   |Other Sources/ |
Location            |   Due ($)   |  Paid ($)  |Operations ($) | Reserves ($)  | Guarantors($) |
- - -----------------------------------------------------------------------------------------------
SERIES II           |             |            |               |               |               |
Emerald Hills       |     140,469 |    140,469 |       136,469 |         4,000 |             0 |
  Issaquah, WA      |             |            |               |               |               |
Gilman Meadows      |     142,000 |    110,000 |       110,000 |             0 |             0 |
  Issaquah, WA      |             |            |               |               |               |
Hamilton Chase      |     279,500 |    147,902 |       147,902 |             0 |             0 |
  Chattanooga, TN   |             |            |               |               |               |
Mallard Cove I      |      47,633 |     27,349 |        27,349 |             0 |             0 |
  Everett, WA       |             |            |               |               |               |
Mallard Cove II     |     136,384 |     69,097 |        69,097 |             0 |             0 |
  Everett, WA       |             |            |               |               |               |
The Meadows         |     137,250 |    137,250 |       137,250 |             0 |             0 |
  Memphis, TN       |             |            |               |               |               |
Riverset Apartments |     248,850 |    248,850 |       248,850 |             0 |             0 |
  Memphis, TN       |             |            |               |               |               |
Southfork Village   |     207,703 |    207,703 |       207,703 |             0 |             0 |
  Lakeville, MN     |             |            |               |               |               |
Whispering Lake     |     346,747 |    253,082 |       215,000 |             0 |        38,082 |
  Kansas City, MO   |             |            |               |               |               |
- - -----------------------------------------------------------------------------------------------|
TOTALS:             |   1,686,536 |  1,341,702 |     1,299,620 |         4,000 |        38,082 |
- - ------------------------------------------------------------------------------------------------


FOOTNOTES:
"Total Expenses" include normal operating expenses (excluding depreciation) plus escrows for real estate taxes and insurance, reserve for replacement payments, servicing fees, bond issuer fees, and capital improvements.

Total Operating Revenues and Total Expenses for the first quarter of 1993 as reported in this quarter may differ from those reported in last year's first quarter report due to revisions to property operating statements or reclassification of certain expenses.

"Base Interest Paid" equals, generally, cash receipts from property operations, property level reserves and other sources during the quarter. For purposes of this table, these receipts are compared to base interest due in the same quarter. Therefore, the cumulative base interest shortfall for a property may exceed the shortfall for this quarter.

In August of 1992, Hurricane Andrew did approximately $3 million in damage to Lakeview Apartments (Refer to the 1992 Annual Report for more detail). Lakeview's operations for the first quarter 1993 are not reported here because the results would not be comparable to the first quarter of 1994.

Management's Discussion  and Analysis of Financial  Condition and
Results of Operations

General Business

The SCA Tax Exempt Fund Limited Partnership (the Partnership) was organized in 1986 and had two public offerings of Beneficial Assignee Certificates (BACs) representing the assignment of limited partnership interests. The Partnership was organized for the purpose of acquiring a portfolio of tax-exempt mortgage revenue bonds issued by various state or local governments or their agencies or authorities. The portfolio is made up of two distinct pools of investments (Series I and Series II). The Partnership separately reports the operating activity of each series by preparing separate financial statements.

The bonds are secured by nonrecourse participating first mortgage loans on multifamily residential properties. The payment of interest to the Partnership is generally dependent upon the net cash flow and the net capital appreciation of the underlying properties. Therefore, the rate of return to the Partnership depends upon the economic performance of the underlying properties collateralizing the mortgage loans, which are in competition with other income-producing properties of the same type in the same geographic area, and which are affected by prevailing market conditions.

Over the past several years, the effects of the recession and the modest recovery together with over building have significantly affected general property performance. Most real estate markets experienced some period of higher vacancies and stagnant or declining market rents along with widely marketed rental concessions. In many markets there is evidence of recovery and increasing value of multi-family residential real estate. However, in some of the markets where the Partnership's bond financed properties are located, rents have continued to be unchanged or are growing only slightly. In these locations, should the market conditions and property operating results remain unchanged for an extended period of time, it is probable that the full amount of BAC Holder invested capital may not be recoverable on some of the bonds through net sale or refinancing proceeds at the end of the originally anticipated holding period. Consequently, the Managing General Partner will consider the feasibility of improving the recovery of BAC Holder capital through an extension of individual mortgage revenue bond holding periods.

The Managing General Partner continues to pursue ways to provide BAC Holders with additional income and enhanced value with a prudent level of additional risk. The potential of creating a joint venture and raising new capital from a senior interest holder is being explored. The new capital would be used to expand the Partnership's bond portfolio or to acquire additional multi-family properties which would further collateralize the currently held bonds. Considerable progress has been made by the Managing General Partner in developing the joint venture technology. It is believed that a joint venture transaction may be feasible and therefore, the raising of capital and the identification of potential bond and property acquisitions is being pursued. However, the ability to proceed will be determined by the interest rate environment at the time of the senior interest offering. The Managing General Partner will take action only if it is likely that BAC Holder returns will be meaningfully improved. During 1993 and the first quarter of 1994, approximately $180,000 was spent on legal fees associated with evaluating these options.

Financial Condition and Liquidity

The Partnership's capital remains invested in 23 mortgage revenue bonds and related working capital loans. Of these investments, 14 (totalling $178,042,500) were acquired with Series I proceeds while nine (totalling $86,255,000) were acquired with Series II proceeds. To the extent that offering proceeds exceeded organization and offering expenses and initial project investments, the Managing General Partner created Partnership working capital reserves.

The  Series   I  working  capital   reserves,  as  a   result  of
supplementing distributions to BAC Holders and providing additional working capital loans to the properties, are exhausted. Series II working capital reserves approximated $300,000 at March 31, 1994. The remaining Series II working capital reserves are available at the Managing General Partner's discretion to make additional working capital loans to Series II borrowers, to pay unanticipated and unusual costs of operating and administering Series II and to reduce fluctuations in cash distributions to Series II investors. There were no reserves used in either Series during the three months ended March 31, 1994.

Distributions  are  affected  by  the  Partnership's  ability  to collect base and contingent interest from the cash flow of the properties securing the mortgage revenue bonds and the ability of the Managing General Partner to control operating expenses. Cash collected by the Partnership does not necessarily reflect property operating results to the extent that debt service can be paid from property reserves and/or guarantees. Similarly, some of the cash generated by property operations may not be available to pay debt service as it may have been utilized for capital expenditures, escrows or prepaid expenses. It should be noted that as available debt service payments from secondary sources such as property reserves, guarantors and others decrease, the level of debt service collected by the Partnership will more closely approximate property performance.

On February 13, 1994, the Managing General Partner paid semi-annual distributions of $25.00 and $30.00 per BAC in Series I and Series II, respectively. These amounts represent an annualized primarily tax-exempt distribution rate of 5.00% in Series I and 6.00% in Series II, which is consistent with the two previous semi-annual distributions.

At March  31, 1994, the Partnership's  liquid assets approximated
$2,793,000 in Series I and $1,636,000  in Series II.  These funds
primarily   consist   of  undistributed   funds   generated  from
operations during the first quarter of 1994.


Results of Operations

During the quarter ended March 31, 1994 Series I properties paid $2,962,000 of interest to the Partnership of which $2,849,000 was generated from property operations. This represents an increase of approximately 10% in interest paid and 9% in cash generated from operations over the quarter ended March 31, 1993. During the quarter ended March 31, 1994, Series II properties paid $1,342,000 of interest to the Partnership of which $1,300,000 was generated from property operations. This represents a decrease of approximately 2% in interest paid and an increase of 3% in cash generated from operations over the quarter ended March 31, 1993. The differences between the interest paid and the cash generated from operations are due to payments from property level reserves, guarantees and other miscellaneous sources. The table at the beginning of this report should be referenced for more information regarding the specific property interest payment information.

Partnership operating expenses have decreased by 9% in Series I while increasing by only 2% in Series II as compared to the first quarter of 1993. Both Series operating expenses reflect the cost of efforts to pursue the joint venture. In Series I, those costs are more than offset by decreases in legal fees resulting from negotiations with Series I defaulted borrowers.

Adverse market conditions continue to impact the revenue stream of many of the properties in each series. Accordingly, during the first quarter of 1994, 12 properties (seven from Series I and five from Series II) were unable to pay full base interest. Cash flows from all properties have been insufficient to support the payment of contingent interest during the first quarter of 1994, however, Barkley Place (Series I) has begun to repay its delinquent base interest.

When base interest payments cannot be fully satisfied by an original borrower through property level cash flow, reserves or guarantee payments, the Managing General Partner evaluates various courses of action, including sale, refinancing, deed-in-lieu of foreclosure or foreclosure. As discussed in previous reports, in cases where there have been monetary defaults in the payment of full base interest, the properties collateralizing the mortgage revenue bonds have been or are expected to be transferred by foreclosure or deed-in-lieu of foreclosure to "New Borrowers." These New Borrowers are partnerships whose general partner is SCA Successor, Inc., a corporation which is an affiliate of the Managing General Partner.

As required by generally accepted accounting principles, the Partnership reclassifies investments in mortgage revenue bonds to investments in real estate partnerships whenever it becomes apparent that the underlying properties are unable to continue to support their entire debt service obligation and that the other sources of debt service, including property level reserves and operating deficit guarantees, are considered insufficient to meet mortgage loan obligations. Under this method of accounting, interest collected from the investments in real estate partnerships is recorded not as interest income, but as a distribution from the investment which decreases the investment's carrying value. Consequently, for financial reporting purposes, as reclassifications occur, there is a corresponding decrease in interest income from investments in mortgage revenue bonds and working capital loans. Further, income is recorded by the Partnership as "Equity in property net income" and the carrying value of the investment in real estate partnerships is adjusted as income or loss is recognized by the properties. This accounting treatment is for financial reporting purposes only and is not used to determine the income reported for federal income tax purposes, the amount of distributions to investors or the Managing General Partner's intentions related to other matters including ongoing legal actions, if any.

As of March 31, 1994, nine Series I properties and six Series II properties which secure mortgage revenue bonds and working capital loans totalling $132,500,000 and $55,815,000, respectively, were classified as investments in real estate partnerships. As of March 31, 1994, the carrying values of these investments in real estate partnerships, net of accumulated depreciation and valuation adjustments, approximated $107,338,000 for Series I and $49,098,000 for Series II. As the partnership reclassified all of the current investments in real estate partnerships prior to 1994, prior reports should be referenced for further details.

As of February 1994 eight of the nine investments in real estate in Series I and five of the six investments in real estate in Series II had been transferred to New Borrowers. The transfers to the New Borrowers were accomplished through the acceptance of deeds-in-lieu of foreclosure, or otherwise settled by SCA Successor, Inc. replacing the original managing general partner of the original borrowing partnership. The two remaining investments in real estate partnerships, Willowgreen (Series I) and Hamilton Chase (Series II), continue to be owned and managed by the original borrowers, however, an agreement was executed on February 24, 1994 with the Hamilton Chase original borrower which would allow for SCA Successor, Inc. to replace the managing general partner of the original borrowing partnership. See further discussion of Hamilton and Willowgreen below.

Despite the financial reporting treatment of the investments, the Managing General Partner has taken the position that these transfers and reclassifications do not affect the tax-exempt nature of the income received by the Partnership on any of the loans, nor does it change the character of the Partnership's income for tax purposes. This position is consistent with industry practice, and the Managing General Partner is not aware of any contrary rulings. As with all federal income tax matters, the Internal Revenue Service may choose to review and rule on the subject at a later date.

The Managing General Partner monitors all of the properties in both series of the Partnership. Management will continue to periodically assess the estimated net realizable value and fair value of the properties to determine whether further valuation adjustments are appropriate due to, among other factors, a change of market conditions or the physical condition of the properties. During the three months ended March 31, 1994, there were no valuation adjustments in either series.

The following is a discussion of events which occurred during the first quarter of 1994 which affected the properties that collateralize the Partnership's investments. The discussion relates to investments in real estate partnerships. If a property is not mentioned, its status has remained unchanged, prior reports should be referenced for further details.

Series I

Creekside Village: On February 9, 1994, the Managing General Partner successfully transferred the Creekside deed to a New Borrower pursuant to the terms of a settlement agreement negotiated with the original borrower. In addition, a settlement agreement was reached with the guarantor. Under the terms of the agreement, the guarantor will pay the Partnership $75,000, $45,000 of which was collected in February of 1994. As collateral for the payment of the $30,000 balance, the guarantor has consented to a voluntary judgment which will be filed with the court in the event of the guarantor's non-payment or bankruptcy.

North Pointe:   As discussed  in previous  reports, a  settlement
agreement was signed on November 23, 1992 whereby SCC and Winnipeg Financial and Management, Inc., the third party guarantors, are to perform fully under the terms of the limited operating deficit guarantee. During the first quarter of 1994, scheduled payments totalling $33,000 were received by the Partnership as payment in accordance with the settlement agreement. In addition, the settlement agreement provides for the accrual of interest compounded quarterly on the unpaid balance. The December 31, 1992 report on Form 10-K should be referenced for additional information on the terms of the settlement agreement.

Willowgreen:   Willowgreen's original  borrower used the  last of
its property level reserves to supplement its debt service payment due September 1, 1993. In October 1993, Willowgreen's debt service payments became delinquent. The Managing General Partner, in anticipation of the pending default, initiated workout discussions with the borrower during the third quarter of 1993 in an effort to induce the principals of the borrower to either make advances to cover the anticipated base interest shortfalls or to transfer the property's deed to a New Borrower as quickly as possible. The borrower did not make the necessary advances and the mortgage is now in default. Therefore, the Willowgreen bond was reclassified from an investment in mortgage revenue bonds to an investment in a real estate partnership effective September 30, 1993. The Managing General Partner continues to negotiate with the Borrower to secure the deed.

Series II

Hamilton Chase: On February 24, 1994, the Managing General Partner entered into an agreement with the original borrower which provides for SCA Successor, Inc. to take the place of the original borrowing partnership's managing general partner. This agreement results from the borrower's failure to pay its full debt service obligation. Prior to the default, the borrower fully performed on its limited operating deficit guarantee and voluntarily supplemented debt service payments for over a year. The execution of the amended partnership agreement is expected to occur during the second quarter of 1994.

Whispering Lake: As discussed in previous reports, a settlement agreement was signed on November 23, 1992 whereby SCC, the third party guarantor, is to perform fully under the terms of the limited operating deficit guarantee. During the first quarter of 1994, scheduled payments totalling $47,000 were received by the Partnership as payment in accordance with the settlement agreement. In addition, the settlement agreement provides for the accrual of interest on the unpaid balance compounded quarterly. The December 31, 1992 report on Form 10-K should be referenced for additional information on the terms of the settlement agreement.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
SERIES I

                                              March 31, 1994
                                                (Unaudited)    December 31, 1993

                                               --------------  -----------------

 ASSETS
 Cash and cash equivalents                        $2,793,045         $5,032,089

 Interest receivable                                 296,038            296,040

 Investment in mortgage revenue bonds             44,607,900         44,607,900
   (Note 1)
 Investment in parity working capital loans          934,600            934,600
   (Note 1)

 Investment in real estate partnerships          107,337,848        107,970,711
   (Note 2)

 Other assets                                         18,325             18,060
                                                -------------     --------------

     TOTAL ASSETS                               $155,987,756       $158,859,400

                                                =============     ==============

 LIABILITIES AND PARTNERS' CAPITAL
 Accounts payable and accrued expenses               $82,874            $71,793

 Distributions payable                                  ----          5,052,141

 Due to affiliates (Note 3)                           29,352             16,051
                                                -------------     --------------

     TOTAL LIABILITIES                               112,226          5,139,985

                                                -------------     --------------
 Partners' Capital

   General Partners                                 (242,409)          (263,970)

   Limited Partners (beneficial assignee         156,117,939        153,983,385
     certificates - issued and outstanding       ------------      -------------
     200,000 certificates)
     TOTAL PARTNERS' CAPITAL                     155,875,530        153,719,415

                                                -------------      -------------

     COMMITMENTS AND CONTINGENCIES
       (Notes 1, 2 & 3)
     TOTAL LIABILITIES AND PARTNERS'            $155,987,756       $158,859,400
       CAPITAL

                                                 ============      =============

     The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME - (UNAUDITED)
SERIES I

                                                For the three    For the three
                                                months ended     months ended
                                               March 31, 1994   March 31, 1993

                                                --------------  ---------------

 INCOME
 Interest on mortgage revenue bonds                   $867,141       $1,052,641

 Interest on parity working capital loans               18,178           21,678

 Non-Taxable interest on short-term                      8,331            6,525
   investments
 Taxable interest on short-term investments             13,226           16,501

 Equity in property net income (Note 2)              1,445,928        1,214,882

                                                --------------   --------------
     TOTAL INCOME                                    2,352,804        2,312,227

                                                --------------   --------------

 EXPENSES

 OPERATING EXPENSES (Note 3)                           196,689          216,653
                                                 -------------   --------------

     NET INCOME                                     $2,156,115       $2,095,574

                                                 =============   ==============
     NET INCOME ALLOCATED TO GENERAL PARTNERS          $21,561          $20,956

                                                 =============   ==============

     NET INCOME ALLOCATED TO LIMITED PARTNERS       $2,134,554       $2,074,618
                                                 =============   ==============

     NET INCOME PER BAC                                 $10.67           $10.37

                                                 =============   ==============

      The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (UNAUDITED)
SERIES I

                                                 For the three   For the three
                                                  months ended    months ended
                                                 March 31, 1994  March 31, 1993

                                                 --------------   -------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $2,156,115      $2,095,574

 Adjustments to reconcile net income to net cash provided by operating activities:

    Equity in property net income                   (1,445,928)     (1,214,882)
    Other changes in investment in real
      estate partnerships                                  143             (85)

    Interest distributions from investment in
      real estate partnerships                       2,078,648       1,676,700

    (Increase) decrease in interest receivable               2        (153,572)
    (Increase) decrease in other assets                   (265)          7,136

    Increase in accounts payable and
      accrued expenses                                  11,081          41,563

    Increase (decrease) in due to affiliates            13,301         (29,536)

                                                 --------------   -------------
 Net cash provided by operating activities           2,813,097       2,422,898

                                                 --------------   -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Distribution to partners                           (5,052,141)     (5,053,619)

                                                 --------------   -------------

 NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                      (2,239,044)     (2,630,721)
                                                 --------------   -------------

 CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               5,032,089       4,931,455

                                                 --------------   -------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD          $2,793,045      $2,300,734

                                                  =============   =============

    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
SERIES I
FOR THE PERIOD DECEMBER 31, 1990 THROUGH MARCH 31, 1994

                                  LIMITED PARTNERS

                               BENEFICIAL     INITIAL
                                ASSIGNEE      LIMITED    GENERAL
                              CERTIFICATES    PARTNER    PARTNERS       TOTAL

                               ------------   --------  ----------   ------------
 Balance, December 31, 1990   $173,622,850        $--    ($76,297)  $173,546,553

 Net income                      7,242,370         --       73,155     7,315,525

 Distribution to partners      (10,500,000)        --     (98,983)   (10,598,983)
                               ------------   --------  ----------   ------------

 Balance, December 31, 1991    170,365,220         --    (102,125)   170,263,095

 Net income                      1,032,891         --      10,433      1,043,324
 Distribution to partners      (10,250,000)        --     (98,581)   (10,348,581)

                               ------------   --------  ----------   ------------

 Balance, December 31, 1992    161,148,111         --    (190,273)   160,957,838

 Net income                      2,835,274         --      28,639      2,862,913
 Distribution to partners      (10,000,000)        --    (102,336)   (10,102,336)

                               ------------   --------  ----------   ------------

 Balance, December 31, 1993    153,983,385         --    (263,970)    153,719,415
 Net income (unaudited)          2,134,554         --      21,561      2,156,115

                               ------------   --------  ----------   ------------

 Balance, March 31, 1994      $156,117,939        $--   ($242,409)  $155,875,530
   (unaudited)
                               ============   ========  ==========   ============

    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
SERIES II

                                             March 31, 1994
                                               (Unaudited)    December 31, 1993

                                              --------------     ---------------

 ASSETS
 Cash and cash equivalents                       $1,385,928          $2,984,869

 Short-term investments                             250,000             300,000

 Interest receivable                                198,907             200,107
 Investment in mortgage revenue bonds            29,624,600          29,624,600
   (Note 1)

 Investment in parity working capital               815,400             815,400
   loans (Note 1)

 Investment in real estate partnerships          49,097,535          49,417,599
   (Note 2)
 Other assets                                        13,540               8,140

                                              --------------     ---------------

     TOTAL ASSETS                               $81,385,910         $83,350,715

                                              ==============     ===============
 LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable and accrued expenses              $36,152             $41,804

 Distributions payable                                  ---           2,915,280
 Due to affiliates (Note 3)                          13,691               7,291

                                              --------------     ---------------

     TOTAL LIABILITIES                               49,843           2,964,375
                                              --------------     ---------------

 Partners' Capital

   General Partners                                 (60,127)            (69,624)
   Limited Partners (beneficial assignee
     certificates - issued and outstanding       81,396,194          80,455,964
     96,256 certificates)                     --------------     ---------------

     TOTAL PARTNERS' CAPITAL                     81,336,067          80,386,340

                                              --------------     ---------------
     COMMITMENTS AND CONTINGENCIES
       (Notes 1, 2 & 3)

     TOTAL LIABILITIES AND PARTNERS'            $81,385,910         $83,350,715
       CAPITAL

                                              ==============     ===============

    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME - (UNAUDITED)
SERIES II

                                                For the three   For the three
                                                months ended     months ended
                                               March 31, 1994   March 31, 1993

                                                --------------  --------------

 INCOME
 Interest on mortgage revenue bonds                   $581,133        $858,633

 Interest on parity working capital loans               15,889          17,889

 Non-taxable interest on short-term                      6,435          11,006
   investments
 Taxable interest on short-term investments              6,815           8,944

 Equity in property net income (Note 2)                433,686         343,194

                                                 -------------  --------------
     TOTAL INCOME                                    1,043,958       1,239,666

                                                 -------------  --------------

 EXPENSES

 OPERATING EXPENSES (Note 3)                            94,231          92,449
                                                 -------------  --------------

     NET INCOME                                       $949,727      $1,147,217

                                                 =============  ==============
     NET INCOME ALLOCATED TO GENERAL PARTNERS           $9,497         $11,472

                                                 =============  ==============

     NET INCOME ALLOCATED TO LIMITED PARTNERS         $940,230      $1,135,745
                                                 =============  ==============

     NET INCOME PER BAC                                  $9.77          $11.80

                                                 =============  ==============

    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (UNAUDITED)
SERIES II

                                                 For the three    For the three
                                                 months ended      months ended
                                                March 31, 1994    March 31, 1993

                                                 --------------   --------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $949,727       $1,147,217

 Adjustments to reconcile net income to net cash provided by operating activities:

   Equity in property net income                      (433,686)        (343,194)
   Interest distributions from investment in
     real estate partnerships                          753,750          473,371

   (Increase) decrease in interest receivable            1,200         (100,424)

   Increase in other assets                             (5,400)             ---
   Increase (decrease) in accounts payable
     and accrued expenses                               (5,652)          15,807

   Increase (decrease) in due to affiliates              6,400          (15,632)

                                                ---------------   --------------

 Net cash provided by operating activities           1,266,339        1,177,145
                                                ---------------   --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Net proceeds from sale of short-term                   50,000              ---
  investments
                                                ---------------   --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Distribution to partners                           (2,915,280)      (2,913,528)
                                                ---------------   --------------

 NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                       (1,598,941)      (1,736,383)

                                                ---------------   --------------
 CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                2,984,869        3,503,766

                                                ---------------   --------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD         $1,385,928       $1,767,383
                                                ===============   ==============


    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
SERIES II
FOR THE PERIOD DECEMBER 31, 1990 THROUGH MARCH 31, 1994

                                  LIMITED PARTNERS

                               BENEFICIAL     INITIAL
                                ASSIGNEE      LIMITED    GENERAL
                              CERTIFICATES    PARTNER    PARTNERS      TOTAL

                               ------------   --------  ----------    ----------
 Balance, December 31, 1990    $89,868,462        $--     ($1,522)  $89,866,940

 Net income                      2,590,010         --      26,162     2,616,172

 Distribution to partners       (6,737,920)        --     (56,831)   (6,794,751)
                               ------------   --------  ----------   -----------

 Balance, December 31, 1991     85,720,552         --     (32,191)   85,688,361

 Net income                      3,720,799         --      37,584     3,758,383
 Distribution to partners       (6,016,000)        --     (50,224)   (6,066,224)

                               ------------   --------  ----------   -----------

 Balance, December 31, 1992     83,425,351         --     (44,831)   83,380,520

 Net income                      2,805,974         --      28,343     2,834,317
 Distribution to partners       (5,775,361)        --     (53,136)   (5,828,497)

                               ------------   --------  ----------   -----------

 Balance, December 31, 1993     80,455,964         --     (69,624)   80,386,340
 Net income (unaudited)            940,230         --       9,497       949,727

                                -----------   --------  ----------   -----------

 Balance, March 31, 1994       $81,396,194        $--    ($60,127)  $81,336,067
  (unaudited)
                                ===========   ========  ==========   ===========

    The accompanying notes are an integral part of these financial statements.

[/TEXT]
[/DOCUMENT]

</DOCUMENT

             SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
                NOTES TO THE FINANCIAL STATEMENTS
                     (SERIES I AND SERIES II)


NOTE 1 -  INVESTMENT IN MORTGAGE REVENUE BONDS AND PARITY WORKING
CAPITAL LOANS

The Partnership has invested in various mortgage revenue bonds, whose proceeds were used to make nonrecourse participating first mortgage loans on multifamily housing developments. The Partnership's rights and specific terms are defined by the various loan documents which were negotiated at the time of settlement. The basic terms and structure of each transaction were described in Note 3 to the December 31, 1993 financial statements included in Form 10-K.

As of March 31, 1994, Series I held 14 mortgage revenue bonds, five of which are treated as investments in mortgage revenue bonds aggregating $44,607,900. Series II held nine mortgage revenue bonds at March 31, 1994, three of which are treated as investments in mortgage revenue bonds aggregating $29,624,600. The remaining Series I and Series II mortgage revenue bonds are treated as investments in real estate partnerships as required by generally accepted accounting principles (see also Note 2).

Descriptions of the various mortgage revenue bonds and working capital loans owned by the Partnership at March 31, 1994 are as follows:

  Series I
  Investment in Mortgage               Date of In-    Base   First Tier
  Revenue Bonds and Parity              Substance   Interest Contingent   Maturity       Face          Carrying
  Working Capital Loans (Note 1)       Foreclosure    Rate      Rate        Date        Amount           Amount
  --------------------------------------------------------------------------------------------------------------
  Alban Place Apartments
  Frederick, MD
  Alban Place Limited Partnership                     7.875      2.375   Oct. 2008    $10,500,000   $10,500,000

  Northridge Park Apartments
  Salinas, CA
  Northridge Park Phase II                            7.500      2.000   June 2012      8,950,000     8,950,000

  Lakeview Garden Apartments
  Dade Co., FL
  Lakeview Garden Apartments
  Limited Partnership                                 7.750      2.500   Aug. 2007      9,307,500     9,307,500

  Riverset Apartments
  Memphis, TN
  Auction Street Associates
  Limited Partnership                                 7.875      2.100   Nov. 1999      6,535,000     6,535,000

  Villa Hialeah
  Hialeah, FL
  Shelter Group South East -
  Hialeah, A Limited Partnership                      7.875      2.375   Oct. 2009     10,250,000    10,250,000
                                                                                     ------------- -------------
  Series I Mortgage Revenue
    Bond and Parity Working
    Capital Loan Investment Total                                                      45,542,500    45,542,500 (1)
                                                                                     ------------- -------------

                                       Date of In-    Base   First Tier
  Series I Investment in Real           Substance   Interest Contingent   Maturity       Face          Carrying
  Estate Partnerships (Note 2)         Foreclosure    Rate      Rate        Date        Amount           Amount
  --------------------------------------------------------------------------------------------------------------
  Barkley Place
  Fort Myers, FL
  Barkley Place Limited Partnership   Sept. 7, 1988   8.000      2.250   May  2011      9,630,000     7,459,986

  The Montclair
  Springfield, MO
  Montclair Limited Partnership       Mar.  3, 1989   7.875      2.375   Dec. 2015     15,465,000     9,524,533

  Newport Village
  Thornton, CO
  Newport Village Limited
  Partnership                         Aug. 31, 1989   7.875      2.375   Dec. 2010     10,880,000     8,953,108

  Nicollet Ridge
  Burnsville, MN
  Nicollet Ridge Limited
  Partnership                         Sept. 1, 1990   7.875      2.375   Dec. 2010     20,340,000    15,844,676

  Newport-on-Seven
  St. Louis Park, MN
  St. Louis Park Housing Partners,
  A Limited Partnership               Dec.  1, 1991   8.125      2.375   Aug. 2008     10,800,000     7,851,029

  Steeplechase Falls Apartments
  Knoxville, TN
  Steeplechase Falls Limited
  Partnership                         Feb.  1, 1991   7.875      2.375   Dec. 2008     18,100,000    17,186,558

  North Pointe Apartments
  San Bernardino, CA
  Cal-Shel Limited Partnership        Dec. 31, 1991   7.875      2.375   Aug. 2006     25,850,000    20,508,039

  Creekside Village Apartments
  Sacramento, CA
  Creekside Village Limited
  Partnership                         Dec. 31, 1992   7.500      2.250   Nov. 2009     11,985,000    10,622,434

  Willowgreen Apartments
  Tacoma, WA
  Willowgreen Associates
  Limited Partnership                 Sep. 30, 1993   8.000      2.250   Dec. 2010      9,450,000     9,387,485
                                                                                     ------------- -------------
  Series I Investment in
  Real Estate Partnerships Total                                                      132,500,000   107,337,848
                                                                                     ------------- -------------
  Series I Total                                                                     $178,042,500  $152,880,348
                                                                                     ============= =============

  Series II
  Investment in Mortgage               Date of In-    Base   First Tier
  Revenue Bonds and Parity              Substance   Interest Contingent   Maturity       Face        Carrying
  Working Capital Loans (Note 1)       Foreclosure    Rate      Rate        Date        Amount        Amount
  --------------------------------------------------------------------------------------------------------------
  Riverset Apartments
  Memphis, TN
  Auction Street Associates
  Limited Partnership                                 7.875      2.100   Nov. 1999     12,640,000    12,640,000

  Southfork Village Apartments
  Lakeville, MN
  Southfork Apartments
  Limited Partnership                                 7.875      2.375   Jan. 2009     10,550,000    10,550,000

  Emerald Hills Apartments
  Issaquah, WA
  Axelrod Emerald Hills Association
  Limited Partnership                                 7.750      2.500   Apr. 2008      7,250,000     7,250,000
                                                                                     ------------- -------------
  Series II Mortgage Revenue
    Bond and Working Capital
    Loan Investment Total                                                              30,440,000    30,440,000 (2)
                                                                                     ------------- -------------

                                       Date of In-    Base   First Tier
  Series II Investment in Real          Substance   Interest Contingent   Maturity       Face        Carrying
  Estate Partnerships (Note 2)         Foreclosure    Rate      Rate        Date        Amount        Amount
  --------------------------------------------------------------------------------------------------------------
  Mallard Cove I
  Everett, WA
  Mallard Cove I Limited
  Partnership                         June   1, 1991  7.300      2.375   Jan. 2006      2,610,000     2,182,985

  Mallard Cove II
  Everett, WA
  Mallard Cove II Limited
  Partnership                         June   1, 1991  8.094      2.376   Jan. 2006      6,740,000     6,303,025

  Gilman Meadows Apartments
  Issaquah, WA
  Gilman Meadows Limited
  Partnership                         June   1, 1991  8.000      2.250   Apr. 2007      7,100,000     6,844,012

  The Meadows Apartments
  Memphis, TN
  Meadows Limited Partnership         Sept. 30, 1991  7.625      2.500   Jan. 2008      7,200,000     6,922,397

  Whispering Lake
  Kansas City, MO
  Whispering Lake Limited
  Partnership                         Dec.  31, 1991  7.625      2.250   Dec. 2007     18,190,000    13,874,552

  Hamilton Chase
  Chattanooga, TN
  Hamilton Grove Limited
  Partnership                         Dec.  31, 1993  8.000      2.250   Aug. 2006     13,975,000    12,970,564
                                                                                     ------------- -------------
  Series II Investment in
  Real Estate Partnerships Total                                                       55,815,000    49,097,535
                                                                                     ------------- -------------
  Series II Total                                                                     $86,255,000   $79,537,535
                                                                                     ============= =============

  (1)  Amount includes $44,607,900 of mortgage revenue bonds and $934,600 of parity working capital loans.
  (2)  Amount includes $29,624,600 of mortgage revenue bonds and $815,400 of parity working capital loans.


The Managing General Partner periodically evaluates the carrying values of investments in mortgage revenue bonds and working capital loans. There were no valuation adjustments for the quarters ended March 31, 1994 and 1993, as the Managing General Partner's estimate of net realizable value exceeded the respective carrying value for each investment. The Managing General Partner will continue to evaluate the need for valuation allowances in the future as circumstances change.


NOTE 2 -  INVESTMENT IN REAL ESTATE PARTNERSHIPS

As previously discussed in Note 4 to the December 31, 1993 financial statements included in Form 10-K, the Partnership accounts for certain investments in mortgage revenue bonds as investments in real estate partnerships. This accounting treatment is for financial reporting purposes only and does not affect the income reported for federal income tax purposes, the amount of distributions to investors or the Managing General
Partner's intentions related to other matters including ongoing legal actions, if any. The Partnership reclassified all of the current investments in real estate partnerships (nine in Series I and six in Series II) prior to 1994.

The Partnership continues to share in earnings of properties treated as investments in real estate partnerships in accordance with the original terms of the mortgage loans collateralizing the mortgage revenue bonds. For those properties owned by partnerships controlled by SCA Successor, Inc., the Partnership has not waived default, however, the Managing General Partner has no plans or intentions to accelerate the maturity of the mortgage loans. In addition, the Partnership is responsible for all post-transfer operating deficits incurred. No operating deficits were funded by the Partnership during the first quarters of 1994 and 1993.

For investments accounted for as investments in real estate partnerships, Series I recognized operating income of approximately $1,446,000 and $1,215,000 and collected approximately $2,079,000 and $1,677,000 in interest payments for the quarters ended March 31, 1994 and 1993, respectively. For those same periods Series II recognized operating income of approximately $434,000 and $343,000 and collected approximately $754,000 and $473,000 in interest payments, respectively.

Legal and Other
The following summarizes the status of legal and other matters affecting the investments in real estate partnerships since
December 31, 1993.

Series I

Creekside Village: On February 9, 1994, the Managing General Partner successfully transferred the Creekside deed to a New Borrower pursuant to the terms of a settlement agreement negotiated with the original borrower. In addition, a settlement agreement was reached with the guarantor. Under the terms of the agreement, the guarantor will pay the Partnership $75,000, $45,000 of which was collected in February of 1994. As collateral for the payment of the $30,000 balance, the guarantor has consented to a voluntary judgment which will be filed with the court in the event of the guarantor's non-payment or bankruptcy.

Willowgreen:   Willowgreen's original  borrower used the  last of
its property level reserves to supplement its debt service payment due September 1, 1993. In October 1993, Willowgreen's debt service payments became delinquent. The Managing General Partner, in anticipation of the pending default, initiated workout discussions with the borrower during the third quarter of 1993 in an effort to induce the principals of the borrower to either make advances to cover the anticipated base interest shortfalls or to transfer the property's deed to a New Borrower as quickly as possible. The borrower did not make the necessary advances and the mortgage is now in default. Therefore, the Willowgreen bond was reclassified from an investment in mortgage revenue bonds to an investment in a real estate partnership effective September 30, 1993. The Managing General Partner continues to negotiate with the Borrower to secure the deed.

Series II

Hamilton Chase: On February 24, 1994, the Managing General Partner entered into an agreement with the original borrower which provides for SCA Successor, Inc. to take the place of the original borrowing partnership's managing general partner. This agreement results from the borrower's failure to pay its full debt service obligation. Prior to the default, the borrower fully performed on its limited operating deficit guarantee and voluntarily supplemented debt service payments for over a year. The execution of the amended partnership agreement is expected to occur during the second quarter of 1994.

Summarized Financial Information
Combined financial information for the nine Series I and six Series II investments in real estate noted above are presented below. This summary includes the results of operations of the properties subsequent to their respective effective dates for reclassification to investments in real estate. The table in
Note  1  should   be  referenced  for  the   effective  dates  of
reclassification.

Series I
                                                 March 31,   December 31,
Combined Financial Position - (unaudited)          1994         1993
     (in 000's)                                 -----------    -----------
Land, buildings and equipment,
 net of accumulated depreciation                $  115,480     $  116,212
 Other assets                                        2,964          2,342
                                                -----------    -----------
Total assets                                    $  118,444     $  118,554
                                                ===========    ===========
Liabilities due to the Partnership
 including bonds                                $  148,766     $  148,070
Other liabilities                                    2,564          2,566
Partners' deficit                                  (32,886)       (32,082)
                                                -----------    -----------
Total liabilities and partners' deficit         $  118,444     $  118,554
                                                ===========    ===========

                                                  Periods ended March 31,
Combined Results of Operations - (unaudited)      1994          1993
       (in 000's)                               -----------    -----------
Revenues                                        $    4,745     $    4,205
Operating expenses                                   2,556          2,308
                                                -----------    -----------
Net operating income                            $    2,189     $    1,897
Depreciation                                           743            682
                                                -----------    -----------
Net income                                      $    1,446     $    1,215
                                                ===========    ===========

Series II
                                                 March 31,    December 31,
Combined Financial Position - (unaudited)          1994           1993
       (in 000's)                               -----------    -----------
Land, buildings and equipment,
 net of accumulated depreciation                $   46,726     $   47,097
Other assets                                         1,442            998
                                                -----------    -----------
Total assets                                    $   48,168     $   48,095
                                                ===========    ===========
Liabilities due to the Partnership
 including bonds                                $   56,074     $   55,729
Other liabilities                                    1,493          1,473
Partners' deficit                                   (9,399)        (9,107)
                                                -----------    -----------
Total liabilities and partners' deficit         $   48,168     $   48,095
                                                ===========    ===========

                                                  Periods ended March  31,
Combined Results of Operations - (unaudited)       1994           1993
     (in 000's)                                 -----------    -----------
Revenues                                        $    1,894     $    1,259
Operating expenses                                   1,090            710
                                                -----------    -----------
Net operating income                            $      804     $      549
Depreciation                                           370            206
                                                -----------    -----------
Net income                                      $      434     $      343
                                                ===========    ===========

NOTE 3 - RELATED PARTY TRANSACTIONS

The Managing General Partner and its affiliates are entitled to reimbursement for all costs and expenses paid by them on behalf of the Partnership for administrative services necessary for the prudent operation of the Partnership. The Partnership does not employ any personnel. All staff required by the Partnership are employees of the Managing General Partner or its affiliates which receive direct reimbursement from the Partnership for all costs related to such personnel including payroll taxes, workers' compensation and health insurance and other fringe benefits, as summarized in the table below.

                                     Period ending March 31,
                                      1994           1993
                                   ----------     ----------
Series I - (unaudited)

Salaries of noncontrolling
   persons & related
   expenses                        $   67,456     $   64,241
Other administrative expenses          18,502         18,937
                                   ----------     ----------
   Expenses reimbursed             $   85,958     $   83,178
                                   ==========     ==========

Series II - (unaudited)

Salaries of noncontrolling
   persons & related
   expenses                        $   32,464     $   30,846
Other administrative expenses           8,904          8,180
                                   ----------     ----------
   Expenses reimbursed             $   41,368     $   39,026
                                   ==========     ==========

The accompanying  balance sheets  include amounts payable  to the
Managing  General Partner and its  affiliates at   March 31, 1994
and December 31, 1993 as follows:

                                  March 31,
                                     1994       December 31,
                                 (unaudited)       1993
                                -------------   ------------
Series I                         $    29,352     $    16,051
Series II                        $    13,691     $     7,291

As previously detailed in the Partnership's Prospectus, affiliates of the Managing General Partner receive fees for mortgage servicing from the limited partnerships owning the mortgaged properties. With respect to the investments in real estate partnerships (See Note 2), the payment of these fees has continued after the reclassification from investments in mortgage revenue bonds, since the bonds are still owned by the Partnership and there has been no modification of the individual loan terms. The fees paid by all borrowing partnerships approximated $370,000 for the quarters ended March 31, 1994 and 1993 irrespective of any ownership changes in the underlying partnership.

During the quarters ended March 31, 1994 and 1993, the operating expenses for several properties included property management fees paid to affiliates of the Managing General Partner. During the quarters ended March 31, 1994 and 1993, these fees approximated $128,000 for seven properties and $124,000 for six properties, respectively.

Shelter Corporation of Canada (SCC), a general partner of the Associate General Partner, is contractually obligated to the nonaffiliated borrowers of North Pointe and Whispering Lake to fund operating deficits under guarantees. The unpaid balances due under the limited operating deficit guarantees, including accrued interest as of March 31, 1994, totalled $344,000 and $485,000 for North Pointe and Whispering Lake, respectively. Scheduled payments totalling $33,000 and $30,000 were received on the North Pointe obligation during the first quarters of 1994 and 1993, respectively. Under the Whispering Lake obligation,
$47,000 and $42,000 were received during the first quarters of 1994 and 1993, respectively.

                   PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     On March 5, 1991, SCA Associates 86 Limited Partnership, the Partnership's Associate General Partner, filed a request for the appointment of a Receiver in the Superior Court of the State of California for the Creekside Village property. The Partnership presented evidence to the Court that the borrower, Creekside
Ventures, Ltd., had a monetary default totalling $119,389. On March 22, 1991, the Court ruled in favor of the Partnership and appointed Hank Fisher, president of an experienced Sacramento property management company, as Receiver for Creekside Village. Mr. Fisher took over the operations of the property on March 23, 1991. The Associate General Partner initiated foreclosure proceedings and filed suit against the guarantors to obtain funding under their limited operating deficit guarantee. On February 9, 1994, the Managing General Partner successfully transferred the Creekside deed to a New Borrower pursuant to the terms of a settlement agreement negotiated with the original borrower. In addition, a settlement agreement was reached with the guarantor. Under the terms of the agreement, the guarantor will pay the Partnership $75,000, $45,000 of which was collected in February of 1994. As collateral for the payment of the $30,000 balance, the guarantor has consented to a voluntary judgment which will be filed with the court in the event of the guarantor's non-payment or bankruptcy.

Items 2 through 5 are not applicable.

Item 6 - The Partnership filed no reports on Form 8-K for the period covered by this report.






                            SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SCA TAX EXEMPT FUND
                                  LIMITED PARTNERSHIP
                                  (Registrant)


                                  By:  SCA REALTY I, INC.
                                       Managing General Partner

                                  By:  Thomas R. Hobbs
                                       Thomas R. Hobbs
                                       Senior Vice President

Signing on behalf of registrant and as acting chief financial officer.


DATED:  May 16, 1994