Form 10-Q
period 1994-06-30
SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
filed 1994-08-12
CIK 806641

SECURITIES AND EXCHANGE COMMISSION

             Washington, D.C.  20549

                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
         Securities Exchange Act of 1934

For the period ended June 30, 1994 Commission file number 0-15725


        SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

      Delaware                             52-1449733
(State of organization)     (I.R.S. Employer Identification No.)

218 North Charles Street, Suite 500, Baltimore, Maryland 21201
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(410)962-0595

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X   No____

        SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
                  INDEX TO FORM 10-Q


Part I- FINANCIAL INFORMATION

Item

1. Financial Statements

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations

Part II- OTHER INFORMATION

Item

1. Legal Proceedings

2. Changes in Securities

3. Defaults Upon Senior Securities

4. Submission of Matters to a Vote of Security Holders

5. Other Information

6. Exhibits and Reports on Form 8-K

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
SERIES I

                                                            June 30, 1994     December 31,
                                                             (Unaudited)          1993
                                                           ---------------   ---------------
ASSETS

Cash and cash equivalents                                      $5,277,104        $5,032,089
Interest receivable                                               321,037           296,040
Investment in mortgage revenue bonds (Note 2)                  44,607,900        44,607,900
Investment in parity working capital loans (Note 2)               934,600           934,600
Investment in real estate partnerships (Note 3)               106,787,929       107,970,711
Other assets                                                       26,125            18,060
                                                           ---------------   ---------------
     TOTAL ASSETS                                            $157,954,695      $158,859,400
                                                           ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                             $74,457           $71,793
Distributions payable                                           5,052,972         5,052,141
Due to affiliates (Note 4)                                         64,664            16,051
                                                           ---------------   ---------------
     TOTAL LIABILITIES                                         $5,192,093        $5,139,985
                                                           ---------------   ---------------
Partners' Capital
   General Partners                                              (275,980)         (263,970)
   Limited Partners (beneficial assignee certificates-
     issued and outstanding 200,000 certificates)             153,038,582       153,983,385
                                                           ---------------   ---------------
     TOTAL PARTNERS' CAPITAL                                  152,762,602       153,719,415
                                                           ---------------   ---------------
     COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, & 5)

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                 $157,954,695      $158,859,400
                                                           ===============   ===============

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME- (UNAUDITED)
SERIES I

                                                            For the three     For the three      For the six       For the six
                                                            months ended      months ended      months ended      months ended
                                                            June 30, 1994     June 30, 1993     June 30, 1994     June 30, 1993
                                                           ---------------   ---------------   ---------------   ---------------
INCOME

Interest on mortgage revenue bonds                               $867,140        $1,052,641        $1,734,281        $2,105,281
Interest on parity working capital loans                           18,178            21,678            36,356            43,356
Non-taxable interest on short-term investments                      5,926             8,580            14,257            15,105
Taxable interest on short-term investments                         24,580            21,055            37,806            37,556
Equity in property net income                                   1,326,107         1,006,107         2,772,035         2,220,989
                                                           ---------------   ---------------   ---------------   ---------------
     TOTAL INCOME                                               2,241,931         2,110,061         4,594,735         4,422,287
                                                           ---------------   ---------------   ---------------   ---------------
EXPENSES

Operating expenses (Note 4)                                       301,887           213,395           498,576           430,047
Valuation adjustment related to investment in
   real estate                                                                    4,600,000                           4,600,000
                                                           ---------------   ---------------   ---------------   ---------------
     TOTAL EXPENSES                                               301,887         4,813,395           498,576         5,030,047
                                                           ---------------   ---------------   ---------------   ---------------
     NET INCOME (LOSS)                                         $1,940,044       ($2,703,334)       $4,096,159         ($607,760)
                                                           ===============   ===============   ===============   ===============
     NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS              $19,400          ($27,033)          $40,962           ($6,078)
                                                           ===============   ===============   ===============   ===============
     NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS           $1,920,643       ($2,676,301)       $4,055,197         ($601,682)
                                                           ===============   ===============   ===============   ===============
     NET INCOME (LOSS) PER BAC                                      $9.60           ($13.38)           $20.28            ($3.01)
                                                           ===============   ===============   ===============   ===============


                             The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS- (UNAUDITED)
SERIES I

                                                             For the six       For the six
                                                            months ended      months ended
                                                            June 30, 1994     June 30, 1993
                                                           ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $4,096,159         ($607,760)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in property net income                              (2,772,035)       (2,220,989)
    Other changes in invesmtent in real
      estate partnerships                                             144              (350)
    Valuation adjustments related to investment
      in real estate partnerships                                                 4,600,000
    Interest distributions from investment in
      real estate partnerships                                  3,954,673         3,304,179
    (Increase) decrease in interest receivable                    (24,997)          (38,261)
    (Increase) decrease in other assets                            (8,065)           17,202
    Increase (decrease) in accounts payable
      and accrued expenses                                          2,664           (16,069)
    Increase (decrease) in due to affiliates                       48,613           (29,739)
                                                           ---------------   ---------------
Net cash provided by operating activities                       5,297,156         5,008,213
                                                           ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners                                       (5,052,141)       (5,053,619)
                                                           ---------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                     245,015           (45,406)
                                                           ---------------   ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                     5,032,089         4,931,455
                                                           ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $5,277,104        $4,886,049
                                                           ===============   ===============

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
SERIES I
FOR THE PERIOD DECEMBER 31, 1990 THROUGH JUNE 30, 1994

                                                LIMITED PARTNERS
                                         BENEFICIAL           INITIAL
                                           ASSIGNEE           LIMITED           GENERAL
                                         CERTIFICATES          PARTNER          PARTNERS            TOTAL
                                      ------------------   ---------------   ---------------   ---------------
Balance, December 31, 1990                 $173,622,850          $ -               ($76,297)     $173,546,553

Net income                                    7,242,370           -                  73,155         7,315,525

Distribution to partners                    (10,500,000)          -                 (98,983)      (10,598,983)
                                      ------------------   ---------------   ---------------   ---------------
Balance, December 31, 1991                  170,365,220           -                (102,125)      170,263,095

Net income                                    1,032,891           -                  10,433         1,043,324

Distribution to partners                    (10,250,000)          -                 (98,581)      (10,348,581)
                                      ------------------   ---------------   ---------------   ---------------
Balance, December 31, 1992                  161,148,111           -                (190,273)      160,957,838

Net income                                    2,835,274           -                  28,639         2,863,913

Distribution to partners                    (10,000,000)          -                (102,336)      (10,102,336)
                                      ------------------   ---------------   ---------------   ---------------
Balance, December 31, 1993                 $153,983,385          $ -              ($263,970)      153,719,415

Net income (unaudited)                        4,055,197           -                  40,962         4,096,159

Distribution to partners (unaudited)         (5,000,000)          -                 (52,972)       (5,052,972)
                                      ------------------   ---------------   ---------------   ---------------
Balance, June 30, 1994                     $153,038,582          $ -              ($275,980)     $152,762,602
                                      ==================   ===============   ===============   ===============

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
SERIES II

                                                            June 30, 1994     December 31,
                                                             (Unaudited)          1993
                                                           ---------------   ---------------
ASSETS

Cash and cash equivalents                                      $2,646,637        $2,984,869
Short-term investments                                            250,000           300,000
Interest receivable                                               198,907           200,107
Investment in mortgage revenue bonds (Note 2)                  29,624,600        29,624,600
Investment in parity working capital loans (Note 2)               815,400           815,400
Investment in real estate partnerships (Note 3)                48,618,019        49,417,599
Other assets                                                       40,793             8,140
                                                           ---------------   ---------------
     TOTAL ASSETS                                             $82,194,356       $83,350,715
                                                           ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                             $37,046           $41,804
Distributions payable                                           2,672,644         2,915,280
Due to affiliates (Note 4)                                         31,013             7,291
                                                           ---------------   ---------------
     TOTAL LIABILITIES                                          2,740,703         2,964,375
                                                           ---------------   ---------------
Partners' Capital
   General Partners                                               (77,828)          (69,624)
   Limited Partners (beneficial assignee certificates-
     issued and outstanding 96,256 certificates)               79,531,481        80,455,964
                                                           ---------------   ---------------
     TOTAL PARTNERS' CAPITAL                                   79,453,653        80,386,340
                                                           ---------------   ---------------
     COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4 & 5)

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $82,194,356       $83,350,715
                                                           ===============   ===============

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME- (UNAUDITED)
SERIES II

                                                            For the three     For the three      For the six       For the six
                                                            months ended      months ended      months ended      months ended
                                                            June 30, 1994     June 30, 1993     June 30, 1994     June 30, 1993
                                                           ---------------   ---------------   ---------------   ---------------
INCOME

Interest on mortgage revenue bonds                               $581,133          $858,633        $1,162,266        $1,717,266
Interest on parity working capital loans                           15,889            17,889            31,778            35,778
Non-taxable interest on short-term investments                      5,217            11,861            11,652            22,867
Taxable interest on short-term investments                         13,868            18,386            20,683            27,330
Equity in property net income                                     325,198           377,811           758,884           721,005
                                                           ---------------   ---------------   ---------------   ---------------
     TOTAL INCOME                                                 941,305         1,284,580         1,985,263         2,524,246
                                                           ---------------   ---------------   ---------------   ---------------
EXPENSES

Operating expenses (Note 4)                                       151,075            99,430           245,306           191,879
                                                           ---------------   ---------------   ---------------   ---------------
     NET INCOME                                                  $790,230        $1,185,150        $1,739,957        $2,332,367
                                                           ===============   ===============   ===============   ===============
     NET INCOME ALLOCATED TO GENERAL PARTNERS                      $7,902           $11,852           $17,400           $23,324
                                                           ===============   ===============   ===============   ===============
     NET INCOME ALLOCATED TO LIMITED PARTNERS                    $782,328        $1,173,298        $1,722,557        $2,309,043
                                                           ===============   ===============   ===============   ===============
     NET INCOME PER BAC                                             $8.13            $12.19            $17.90            $23.99
                                                           ===============   ===============   ===============   ===============


                             The accompanying notes are an integral part of these financial statements.


SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS- (UNAUDITED)
SERIES II

                                                             For the six       For the six
                                                            months ended      months ended
                                                            June 30, 1994     June 30, 1993
                                                           ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $1,739,957        $2,332,367
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in property net income                                (758,884)         (721,005)
    Interest distributions from investment in
      real estate partnerships                                  1,558,464         1,035,386
    (Increase) decrease in interest receivable                      1,200          (107,289)
    Increase in other assets                                      (32,653)                -
    Increase (decrease) in accounts payable
      and accrued expenses                                         (4,758)              668
    Increase (decrease) in due to affiliates                       23,722           (11,761)
                                                           ---------------   ---------------
Net cash provided by operating activities                       2,527,048         2,528,366
                                                           ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short-term investments                   50,000                 -
                                                           ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners                                       (2,915,280)       (2,913,528)
                                                           ---------------   ---------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                    (338,232)         (385,162)
                                                           ---------------   ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                     2,984,869         3,503,766
                                                           ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $2,646,637        $3,118,604
                                                           ===============   ===============

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
SERIES II
FOR THE PERIOD DECEMBER 31, 1990 THROUGH JUNE 30, 1994

                                               LIMITED PARTNERS
                                         BENEFICIAL           INITIAL
                                           ASSIGNEE           LIMITED           GENERAL
                                         CERTIFICATES          PARTNER          PARTNERS            TOTAL
                                      ------------------   ---------------   ---------------   ---------------
Balance, December 31, 1990                  $89,868,462          $ -                ($1,522)      $89,866,940

Net income                                    2,590,010           -                  26,162         2,616,172

Distribution to partners                     (6,737,920)          -                 (56,831)       (6,794,751)
                                      ------------------   ---------------   ---------------   ---------------
Balance, December 31, 1991                   85,720,552           -                 (32,191)       85,688,361

Net income                                    3,720,799           -                  37,584         3,758,383

Distribution to partners                     (6,016,000)          -                 (50,224)       (6,066,224)
                                      ------------------   ---------------   ---------------   ---------------
Balance, December 31, 1992                   83,425,351           -                 (44,831)       83,380,520

Net income                                    2,805,974           -                  28,343         2,834,317

Distribution to partners                     (5,775,361)          -                 (53,136)       (5,828,497)
                                      ------------------   ---------------   ---------------   ---------------
Balance, December 31, 1993                  $80,455,964          $ -               ($69,624)      $80,386,340

Net income (unaudited)                        1,722,557           -                  17,400         1,739,957

Distribution to partners (unaudited)         (2,647,040)                            (25,604)       (2,672,644)
                                      ------------------   ---------------   ---------------   ---------------
Balance, June 30, 1994                      $79,531,481          $ -               ($77,828)      $79,453,653
                                      ==================   ===============   ===============   ===============

                    The accompanying notes are an integral part of these financial statements.



       SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
          NOTES TO THE FINANCIAL STATEMENTS
              (SERIES I AND SERIES II)

NOTE 1 - STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994, the results of operations for the three and six months ended June 30, 1994 and 1993 and the cash flows for the six months ended June 30, 1994 and 1993. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Partnership's 1993 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's 1993 Annual Report on Form 10-K.

NOTE 2 -  INVESTMENT IN MORTGAGE REVENUE
BONDS AND PARITY WORKING CAPITAL LOANS

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

As of June 30, 1994, Series I held 14 mortgage revenue bonds, five of which are treated as investments in mortgage revenue bonds aggregating $44,607,900. Series II held nine mortgage revenue bonds at June 30, 1994, three of which are treated as investments in mortgage revenue bonds aggregating $29,624,600. The remaining Series I and Series II mortgage revenue bonds are treated as investments in real estate partnerships as required by generally accepted accounting principles (see also Note 3).

Descriptions of the various mortgage revenue bonds and working capital loans owned by the Partnership at June 30, 1994 are as follows:






  Series I
  Investment in Mortgage                Date of In-     Base    First Tier
  Revenue Bonds and Parity               Substance    Interest  Contingent   Maturity        Face          Carrying
  Working Capital Loans (Note 2)        Foreclosure     Rate       Rate        Date         Amount          Amount
  ----------------------------------- ------------------------- ---------- ------------ --------------- ---------------
  Alban Place Apartments                                 7.875      2.375   Oct. 2008      $10,500,000     $10,500,000
  Frederick, MD
  Alban Place Limited Partnership

  Northridge Park Apartments                             7.500      2.000   June 2012        8,950,000       8,950,000
  Salinas, CA
  Northridge Park Phase II

  Lakeview Garden Apartments                             7.750      2.500   Aug. 2007        9,307,500       9,307,500
  Dade Co., FL
  Lakeview Garden Apartments
  Limited Partnership

  Riverset Apartments                                    7.875      2.100   Nov. 1999        6,535,000       6,535,000
  Memphis, TN
  Auction Street Associates
  Limited Partnership

  Villa Hialeah                                          7.875      2.375   Oct. 2009       10,250,000      10,250,000
  Hialeah, FL
  Shelter Group South East -
  Hialeah, A Limited Partnership
                                                                                        --------------- ---------------
  Series I Mortgage Revenue
    Bond and Parity Working
    Capital Loan Investment Total                                                           45,542,500      45,542,500 (1)
                                                                                        =============== ===============

                                        Date of In-     Base    First Tier
  Series I Investment in Real            Substance    Interest  Contingent   Maturity        Face          Carrying
  Estate Partnerships (Note 3)          Foreclosure     Rate       Rate        Date         Amount          Amount
  ----------------------------------- ------------------------- ---------- ------------ --------------- ---------------
  Barkley Place                       Sept. 7, 1988      8.000      2.250   May  2011        9,630,000       7,462,370
  Fort Myers, FL
  Barkley Place Limited Partnership

  The Montclair                       Mar.  3, 1989      7.875      2.375   Dec. 2015       15,465,000       9,475,493
  Springfield, MO
  Montclair Limited Partnership

  Newport Village                     Aug. 31, 1989      7.875      2.375   Dec. 2010       10,880,000       8,821,257
  Thornton, CO
  Newport Village Limited
  Partnership

  Nicollet Ridge                      Sept. 1, 1990      7.875      2.375   Dec. 2010       20,340,000      15,819,249
  Burnsville, MN
  Nicollet Ridge Limited
  Partnership

  Newport-on-Seven                    Dec.  1, 1991      8.125      2.375   Aug. 2008       10,800,000       7,755,261
  St. Louis Park, MN
  St. Louis Park Housing Partners,
  A Limited Partnership

  Steeplechase Falls Apartments       Feb.  1, 1991      7.875      2.375   Dec. 2008       18,100,000      17,190,860
  Knoxville, TN
  Steeplechase Falls Limited
  Partnership

  North Pointe Apartments             Dec. 31, 1991      7.875      2.375   Aug. 2006       25,850,000      20,363,215
  San Bernardino, CA
  Cal-Shel Limited Partnership

  Creekside Village Apartments        Dec. 31, 1992      7.500      2.250   Nov. 2009       11,985,000      10,571,060
  Sacramento, CA
  Creekside Village Limited
  Partnership

  Willowgreen Apartments              Sep. 30, 1993      8.000      2.250   Dec. 2010        9,450,000       9,329,164
  Tacoma, WA
  Willowgreen Associates
  Limited Partnership                                                                   --------------- ---------------

  Series I Investment in
  Real Estate Partnerships Total                                                           132,500,000     106,787,929
                                                                                        --------------- ---------------
  Series I Total                                                                          $178,042,500    $152,330,429
                                                                                        =============== ===============

  Series II
  Investment in Mortgage                Date of In-     Base    First Tier
  Revenue Bonds and Parity               Substance    Interest  Contingent   Maturity        Face          Carrying
  Working Capital Loans (Note 2)        Foreclosure     Rate       Rate        Date         Amount          Amount
  ----------------------------------- ------------------------- ---------- ------------ --------------- ---------------
  Riverset Apartments                                    7.875      2.100   Nov. 1999       12,640,000      12,640,000
  Memphis, TN
  Auction Street Associates
  Limited Partnership

  Southfork Village Apartments                           7.875      2.375   Jan. 2009       10,550,000      10,550,000
  Lakeville, MN
  Southfork Apartments
  Limited Partnership

  Emerald Hills Apartments                               7.750      2.500   Apr. 2008        7,250,000       7,250,000
  Issaquah, WA
  Axelrod Emerald Hills Association
  Limited Partnership                                                                   --------------- ---------------

  Series II Mortgage Revenue
    Bond and Working Capital
    Loan Investment Total                                                                   30,440,000      30,440,000 (2)
                                                                                        =============== ===============

                                        Date of In-     Base    First Tier
  Series II Investment in Real           Substance    Interest  Contingent   Maturity        Face          Carrying
  Estate Partnerships (Note 3)          Foreclosure     Rate       Rate        Date         Amount          Amount
  ----------------------------------- ------------------------- ---------- ------------ --------------- ---------------
  Mallard Cove I                      June 1, 1991       7.300      2.375   Jan. 2006       $2,610,000      $2,173,421
  Everett, WA
  Mallard Cove I Limited
  Partnership

  Mallard Cove II                     June 1, 1991       8.094      2.376   Jan. 2006        6,740,000       6,257,813
  Everett, WA
  Mallard Cove II Limited
  Partnership

  Gilman Meadows Apartments           June 1, 1991       8.000      2.250   Apr. 2007        7,100,000       6,707,956
  Issaquah, WA
  Gilman Meadows Limited
  Partnership

  The Meadows Apartments              Sept. 30, 1991     7.625      2.500   Jan. 2008        7,200,000       6,885,626
  Memphis, TN
  Meadows Limited Partnership

  Whispering Lake                     Dec.  31, 1991     7.625      2.250   Dec. 2007       18,190,000      13,666,816
  Kansas City, MO
  Whispering Lake Limited Partnership

  Hamilton Chase                      Dec.  31, 1993     8.000      2.250   Aug. 2006       13,975,000      12,926,387
  Chattanooga, TN
  Hamilton Grove Limited
  Partnership                                                                           --------------- ---------------

  Series II Investment in
  Real Estate Partnerships Total                                                            55,815,000      48,618,019
                                                                                        --------------- ---------------
  Series II Total                                                                          $86,255,000     $79,058,019
                                                                                        =============== ===============

  (1)  Amount includes $44,607,900 of mortgage revenue bonds and $934,600 of parity working capital loans.
  (2)  Amount includes $29,624,600 of mortgage revenue bonds and $815,400 of parity working capital loans.


The Managing General Partner periodically evaluates the carrying values of investments in mortgage revenue bonds and working capital loans. There were no valuation adjustments for the quarters ended June 30, 1994 and 1993, as the Managing General Partner's estimate of net realizable value exceeded the respective carrying value for each investment. The Managing General Partner will continue to evaluate the need for valuation allowances in the future as circumstances change.


NOTE 3 -  INVESTMENT IN REAL ESTATE
PARTNERSHIPS

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

The Partnership continues to share in earnings of properties treated as investments in real estate partnerships in accordance with the original terms of the mortgage loans collateralizing the mortgage revenue bonds. For those properties owned by partnerships controlled by SCA Successor, Inc., the Partnership has not waived default, however, the Managing General Partner has no plans or intentions to accelerate the maturity of the mortgage loans. In addition, the Partnership is responsible for any post-transfer operating deficits incurred. No operating deficits were funded by the Partnership during the first six months of 1994 and 1993.

For investments accounted for as investments in real estate partnerships, nine and eight for Series I and six and five for Series II for 1994 and 1993, respectively, Series I recognized operating income of approximately $2,772,000 and $2,221,000 and collected approximately $3,955,000 and $3,304,000 in interest payments for the six months ended June 30, 1994 and 1993, respectively. For those same periods Series II recognized operating income of approximately $759,000 and $721,000 and collected approximately $1,558,000 and $1,035,000 in interest payments, respectively.

The Managing General Partner periodically evaluates the carrying values of investments in real estate partnerships. During the second quarter of 1994, no valuation adjustments were made as the relevant estimate of net realizable value or fair value, as the case may be, exceeded the respective carrying value for each investment. During the same period in 1993, Series I recorded a valuation adjustment of $4,600,000 for North Pointe (formerly Shandin Hills). The Managing General Partner will continue to evaluate the need for valuation allowances in the future as circumstances change.

Legal and Other
The following summarizes the status of legal and other matters affecting the investments in real estate partnerships since
December 31, 1993.

Series I

Willowgreen:  As previously discussed in Note 4 to the December
31, 1993 financial statements included in Form 10-K, Willowgreen's original borrower defaulted on the mortgage thus initiating workout discussions. The Managing General Partner has reached an agreement with the original borrower to take title to the property and is awaiting final approval from the bond issuer to complete the transfer of the deed.

Series II

Hamilton Chase: On February 24, 1994, the Managing General Partner entered into an agreement with the original borrower which provided for SCA Successor, Inc. to take the place of the original borrowing partnership's managing general partner. This agreement resulted from the borrower's failure to pay its full debt service obligation. The amended partnership agreement was executed on June 13, 1994 thus completing the workout negotiations.

     During the six months ended June 30, 1994, the Managing General Partner set aside approximately $75,000 of property cash flow to fully fund the tax and insurance escrow accounts which the original borrower had refused to fund. Upon the transfer of the property, SCA Successor, Inc. determined that approximately $150,000 needs to be spent on physical improvements. Once this amount is fully funded by the property, debt service payments will again approximate property cash flow.

Summarized Financial Information
Combined financial information for the investments in real estate are presented below. This summary includes the results of operations of the properties subsequent to their respective effective dates for reclassification to investments in real estate. In Series I, the combined results of operations includes nine properties for 1994 and eight for 1993 while in Series II it includes six and five for 1994 and 1993, respectively. The table in Note 2 should be referenced for the effective dates of reclassification.

Series I

Combined Financial Position - (unaudited)         June 30,     December 31,
          (in 000's)                                1994           1993
                                                ------------   ------------
Land, buildings and equipment,
  net of accumulated depreciation                  $115,220       $116,212
Other assets                                          2,057          2,342
                                                ------------   ------------
     Total Assets                                  $117,277       $118,554
                                                ============   ============
Liabilities due to the Partnership
  including bonds                                  $149,022       $148,070
Other liabilities                                     2,017          2,566
Partners' deficit                                   (33,762)       (32,082)
                                                ------------   ------------
     Total liabilities and partners' deficit       $117,277       $118,554
                                                ============   ============
</table)


Combined Results of Operations - (unaudited)
          (in 000's)                            For the three  For the three   For the six      For the six
                                                months ended   months ended    months ended     months ended
                                                June 30, 1994  June 30, 1993  June 30, 1994    June 30, 1993
                                                ------------   ------------   --------------   --------------
Revenues                                             $4,682         $4,180           $9,427           $8,384
Operating expenses                                    2,613          2,492            5,169            4,799
                                                ------------   ------------   --------------   --------------
Net operating income                                  2,069          1,688            4,258            3,585
Depreciation                                            743            682            1,486            1,364
                                                ------------   ------------   --------------   --------------
Net Income                                           $1,326         $1,006           $2,772           $2,221
                                                ============   ============   ==============   ==============
</table)

Series II

Combined Financial Position - (unaudited)         June 30,     December 31,
          (in 000's)                                1994           1993
                                                ------------   ------------
Land, buildings and equipment,
  net of accumulated depreciation                   $46,348        $47,097
Other assets                                          1,240            998
                                                ------------   ------------
     Total Assets                                   $47,588        $48,095
                                                ============   ============
Liabilities due to the Partnership
  including bonds                                   $56,367        $55,729
Other liabilities                                     1,071          1,473
Partners' deficit                                    (9,850)        (9,107)
                                                ------------   ------------
     Total liabilities and partners' deficit        $47,588        $48,095
                                                ============   ============
</table)


Combined Results of Operations - (unaudited)
          (in 000's)                            For the three  For the three   For the six      For the six
                                                months ended   months ended    months ended     months ended
                                                June 30, 1994  June 30, 1993  June 30, 1994    June 30, 1993
                                                ------------   ------------   --------------   --------------
Revenues                                             $1,798         $1,273           $3,692           $2,532
Operating expenses                                    1,084            689            2,173            1,399
                                                ------------   ------------   --------------   --------------
Net operating income                                    714            584            1,519            1,133
Depreciation                                            389            206              760              412
                                                ------------   ------------   --------------   --------------
Net Income                                             $325           $378             $759             $721
                                                ============   ============   ==============   ==============
</table)


NOTE 4 - RELATED PARTY TRANSACTIONS

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









                                          For the three     For the three      For the six       For the six
                                          months ended      months ended      months ended      months ended
                                          June 30, 1994     June 30, 1993     June 30, 1994     June 30, 1993
                                         ---------------   ---------------   ---------------   ---------------
Series I- (unaudited)
  Salaries of noncontrolling persons &
     related expenses                          $106,954           $81,191          $174,410          $145,432
  Other administrative expenses                  35,681            23,639            54,183            42,576
                                         ---------------   ---------------   ---------------   ---------------
         Expenses reimbursed                   $142,635          $104,830          $228,593          $188,008
                                         ===============   ===============   ===============   ===============
Series II- (unaudited)
  Salaries of noncontrolling persons &
     related expenses                           $51,579           $41,429           $84,043           $72,275
  Other administrative expenses                  17,172            13,276            26,076            21,456
                                         ---------------   ---------------   ---------------   ---------------
         Expenses reimbursed                    $68,751           $54,705          $110,119           $93,731
                                         ===============   ===============   ===============   ===============



The accompanying balance sheets include amounts payable related to such administrative and operating costs to the Managing General Partner and its affiliates at June 30, 1994 and December 31, 1993 as follows:

                         June 30,      December 31,
                          1994             1993
                      -------------  -----------------

       Series I         $64,664      $    16,051
       Series II        $31,013      $     7,291


As previously detailed in the Partnership's Prospectus, affiliates of the Managing General Partner receive fees for mortgage servicing from the limited partnerships owning the mortgaged properties.
With respect to the investments in real estate partnerships (see
Note 3), the payment of these fees has continued after the reclassification from investments in mortgage revenue bonds, since the bonds are still owned by the Partnership and there has been no modification of the individual loan terms. The fees paid by all borrowing partnerships approximated $739,000 for the six months ended June 30, 1994 and 1993 irrespective of any ownership changes in the underlying partnerships.

The General Partners are entitled to an allocation of the Partnership's profits, losses and cash distributions as specified in the Partnership Agreement. For the six months ended June 30, 1994, the Partnership declared a cash distribution of $52,972 and $25,604 to the General Partners of Series I and Series II, respectively. These amounts represent the General Partner's portion of the $5,052,972 and $2,672,644 semiannual distributions declared for Series I and Series II, respectively, on June 30, 1994.

During the six months ended June 30, 1994 and 1993, the operating expenses for several properties included property management fees paid to affiliates of the Managing General Partner. During the six months ended June 30, 1994 and 1993, these fees approximated $297,000 for seven properties and $251,000 for six properties, respectively.

Shelter Corporation of Canada Limited (SCCL), a general partner of the Associate General Partner, is contractually obligated under guarantees to the nonaffiliated borrowers of North Pointe and Whispering Lake to fund operating deficits. The unpaid balances due under the limited operating deficit guarantees, including accrued interest as of June 30, 1994, approximated $323,000 and $455,000 for North Pointe and Whispering Lake, respectively. Scheduled payments totalling $60,427 and $59,138 were received on the North Pointe obligation during the first six months of 1994 and 1993, respectively. Under the Whispering Lake obligation, scheduled payments totalling $85,603 and $83,777 were received during the first six months of 1994 and 1993, respectively.

NOTE 5- OTHER EVENTS

The Managing General Partner continues to pursue actively a
means to provide BAC Holders with additional income and
enhanced value with a prudent level of risk. Negotiations are in progress which are anticipated to create a mechanism to raise additional capital for the acquisition of multi-family properties or mortgage revenue bonds financing multi-family properties which would generate additional income to be used to make payments on the Partnership's bonds. The transaction being contemplated is different from the restructuring considered in 1991; however, the ultimate goals of increased Partnership income and enhanced value
of the assets remain the same.   The ability to proceed will be
affected by the interest rate environment and would only be consummated if it is anticipated that BAC Holder returns will be meaningfully improved. Although negotiations are in progress, no
definite agreements have been finalized.   It is unknown at this time
when such agreements will be completed and there can be no assurance that anticipated returns will be realized.


- - --------------------------------------------------------------------------------------------------------------------------------
                    |             |            |               |               |    Total      |   Total   |  Total   |  Total
Mortgaged           |             |            |   Occupancy   |   Occupancy   |   Operating   | Operating |Operating |Operating
Property Name &     |    Loan     |   Total    |     as of     |     as of     |   Revenues    |  Revenues | Expenses | Expenses
Location            |   Amount    |   Units    |   06/30/94    |   06/30/93    |   1/94-6/94   | 1/93-6/93 |1/94-6/94 |1/93-6/93
- - --------------------------------------------------------------------------------------------------------------------------------
SERIES I            |             |            |               |               |               |           |          |
Alban Place         |  10,500,000 |        194 |          99.9%|         100.0%|       774,826 |   741,973 |  392,152 |  342,439
  Frederick, MD     |             |            |               |               |               |           |          |
Barkley Place       |   9,630,000 |        156 |          96.8%|          95.5%|     1,380,266 | 1,283,851 |  940,533 |  916,600
  Fort Myers, FL    |             |            |               |               |               |           |          |
Creekside Village   |  11,985,000 |        296 |          98.0%|          90.9%|       770,974 |   710,903 |  433,066 |  383,601
  Sacramento, CA    |             |            |               |               |               |           |          |
Lakeview Garden     |   9,307,500 |        179 |          92.2%|         100.0%|       556,748 |   673,649 |  276,998 |  266,139
  Dade County, FL   |             |            |               |               |               |           |          |
The Montclair       |  15,465,000 |        159 |          99.4%|          96.9%|     1,191,090 | 1,096,792 |  642,137 |  569,913
  Springfield, MO   |             |            |               |               |               |           |          |
Newport Village     |  10,880,000 |        220 |          95.9%|          99.5%|       706,963 |   654,357 |  397,187 |  365,975
  Thornton, CO      |             |            |               |               |               |           |          |
Newport on Seven    |  10,800,000 |        167 |          94.0%|          98.8%|       708,429 |   672,907 |  427,358 |  430,994
  St. Louis Park, MN|             |            |               |               |               |           |          |
Nicollet Ridge      |  20,340,000 |        339 |          94.7%|          99.1%|     1,261,029 | 1,313,725 |  838,082 |  836,420
  Burnsville, MN    |             |            |               |               |               |           |          |
North Pointe        |  25,850,000 |        540 |          80.0%|          74.6%|     1,381,289 | 1,388,089 |  754,578 |1,037,548
  San Bernardino, CA|             |            |               |               |               |           |          |
Northridge Park II  |   8,950,000 |        128 |          96.9%|          96.1%|       480,522 |   495,552 |  211,584 |  183,941
  Salinas, CA       |             |            |               |               |               |           |          |
Riverset Apartments |   6,535,000 |        120 |          97.1%|          93.8%|       407,285 |   386,963 |  136,301 |  125,361
  Memphis, TN       |             |            |               |               |               |           |          |
Steeplechase Falls  |  18,100,000 |        450 |          94.7%|          95.5%|     1,363,520 | 1,301,043 |  789,466 |  752,107
  Knoxville, TN     |             |            |               |               |               |           |          |
Villa Hialeah       |  10,250,000 |        245 |         100.0%|         100.0%|       866,588 |   821,154 |  495,995 |  437,116
  Hialeah, FL       |             |            |               |               |               |           |          |
Willowgreen         |   9,450,000 |        241 |          94.6%|          95.9%|       658,971 |   668,991 |  360,807 |  337,093
  Fife, WA          |             |            |               |               |               |           |          |
- - ---------------------------------------------------------------|---------------|------------------------------------------------
TOTALS:             | 178,042,500 |      3,434 |---------------|---------------|    12,508,500 |12,209,949 |7,096,244 |6,985,247
- - --------------------------------------------------------------------------------------------------------------------------------

- - -----------------------------------------------------------------------------------------------
                    |             |            |   1/94-6/94   |   1/94-6/94   |   1/94-6/94   |
Mortgaged           |  1/94-6/94  | 1/94-6/94  | Base Interest | Base Interest |   Paid From   |
Property Name &     |Base Interest|Base Interes|   Paid From   |   Paid From   |Other Sources/ |
Location            |   Due ($)   |  Paid ($)  |Operations ($) | Reserves ($)  | Guarantors($) |
- - -----------------------------------------------------------------------------------------------
SERIES I            |             |            |               |               |               |
Alban Place         |     413,438 |    413,438 |       413,438 |             0 |             0 |
  Frederick, MD     |             |            |               |               |               |
Barkley Place       |     385,202 |    434,186 |       434,186 |             0 |             0 |
  Fort Myers, FL    |             |            |               |               |               |
Creekside Village   |     449,438 |    397,967 |       324,000 |        28,967 |        45,000 |
  Sacramento, CA    |             |            |               |               |               |
Lakeview Garden     |     360,666 |    360,672 |       335,672 |        25,000 |             0 |
  Dade County, FL   |             |            |               |               |               |
The Montclair       |     608,934 |    568,116 |       568,116 |             0 |             0 |
  Springfield, MO   |             |            |               |               |               |
Newport Village     |     428,400 |    302,692 |       302,692 |             0 |             0 |
  Thornton, CO      |             |            |               |               |               |
Newport on Seven    |     438,750 |    292,369 |       292,369 |             0 |             0 |
  St. Louis Park, MN|             |            |               |               |               |
Nicollet Ridge      |     800,888 |    447,202 |       447,202 |             0 |             0 |
  Burnsville, MN    |             |            |               |               |               |
North Pointe        |   1,017,844 |    548,207 |       500,654 |             0 |        47,553 |
  San Bernardino, CA|             |            |               |               |               |
Northridge Park II  |     335,625 |    335,625 |       270,025 |             0 |        65,600 |
  Salinas, CA       |             |            |               |               |               |
Riverset Apartments |     257,316 |    257,316 |       254,342 |         2,974 |             0 |
  Memphis, TN       |             |            |               |               |               |
Steeplechase Falls  |     712,688 |    603,471 |       603,471 |             0 |             0 |
  Knoxville, TN     |             |            |               |               |               |
Villa Hialeah       |     403,593 |    403,590 |       376,590 |        27,000 |             0 |
  Hialeah, FL       |             |            |               |               |               |
Willowgreen         |     378,000 |    308,578 |       308,578 |             0 |             0 |
  Fife, WA          |             |            |               |               |               |
- - -----------------------------------------------------------------------------------------------|
TOTALS:             |   6,990,782 |  5,673,429 |     5,431,335 |        83,941 |       158,153 |
- - ------------------------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------------------------------------------------------
                    |             |            |               |               |    Total      |  Total   |          |
Mortgaged           |             |            |   Occupancy   |   Occupancy   |   Operating   |Operating |  Total   |  Total
Property Name &     |    Loan     |   Total    |     as of     |     as of     |   Revenues    | Revenues | Expenses | Expenses
Location            |   Amount    |   Units    |   06/30/94    |   06/30/93    |   1/94-6/94   |1/93-6/93 |1/94-6/94 |1/93-6/93
- - --------------------------------------------------------------------------------------------------------------------------------
SERIES II           |             |            |               |               |               |          |          |
Emerald Hills       |   7,250,000 |        130 |          98.5%|          97.7%|       505,250 |  467,687 |  251,389 |  230,210
  Issaquah, WA      |             |            |               |               |               |          |          |
Gilman Meadows      |   7,100,000 |        125 |          93.6%|          90.0%|       470,402 |  460,326 |  234,728 |  254,350
  Issaquah, WA      |             |            |               |               |               |          |          |
Hamilton Chase      |  13,975,000 |        300 |          92.3%|          89.7%|       978,769 |  971,896 |  567,268 |  395,300
  Chattanooga, TN   |             |            |               |               |               |          |          |
Mallard Cove I      |   2,610,000 |         63 |          96.8%|          92.1%|       168,410 |  166,314 |  116,744 |  112,006
  Everett, WA       |             |            |               |               |               |          |          |
Mallard Cove II     |   6,740,000 |        135 |          88.2%|          85.9%|       431,812 |  433,319 |  255,164 |  236,443
  Everett, WA       |             |            |               |               |               |          |          |
The Meadows         |   7,200,000 |        200 |          96.5%|          96.0%|       551,020 |  519,151 |  274,707 |  267,963
  Memphis, TN       |             |            |               |               |               |          |          |
Riverset Apartments |  12,640,000 |        232 |          97.1%|          93.8%|       790,844 |  751,164 |  264,583 |  234,347
  Memphis, TN       |             |            |               |               |               |          |          |
Southfork Village   |  10,550,000 |        200 |          98.0%|          99.0%|       817,858 |  804,970 |  422,221 |  404,768
  Lakeville, MN     |             |            |               |               |               |          |          |
Whispering Lake     |  18,190,000 |        384 |          92.2%|          91.7%|       982,982 |  933,313 |  483,840 |  626,266
  Kansas City, MO   |             |            |               |               |               |          |          |
- - ---------------------------------------------------------------|---------------|------------------------------------------------
TOTALS:             |  86,255,000 |      1,769 |---------------|---------------|     5,697,347 |5,508,140 |2,870,644 |2,761,653
- - --------------------------------------------------------------------------------------------------------------------------------

- - -----------------------------------------------------------------------------------------------
                    |             |            |   1/94-6/94   |   1/94-6/94   |   1/94-6/94   |
Mortgaged           |  1/94-6/94  | 1/94-6/94  | Base Interest | Base Interest |   Paid From   |
Property Name &     |Base Interest|Base Interes|   Paid From   |   Paid From   |Other Sources/ |
Location            |   Due ($)   |  Paid ($)  |Operations ($) | Reserves ($)  | Guarantors($) |
- - -----------------------------------------------------------------------------------------------
SERIES II           |             |            |               |               |               |
Emerald Hills       |     280,938 |    280,938 |       267,812 |        13,126 |             0 |
  Issaquah, WA      |             |            |               |               |               |
Gilman Meadows      |     284,000 |    240,078 |       235,333 |             0 |         4,745 |
  Issaquah, WA      |             |            |               |               |               |
Hamilton Chase      |     559,000 |    295,804 |       295,804 |             0 |             0 |
  Chattanooga, TN   |             |            |               |               |               |
Mallard Cove I      |      95,265 |     51,805 |        51,805 |             0 |             0 |
  Everett, WA       |             |            |               |               |               |
Mallard Cove II     |     272,768 |    166,732 |       166,732 |             0 |             0 |
  Everett, WA       |             |            |               |               |               |
The Meadows         |     274,500 |    293,443 |       293,443 |             0 |             0 |
  Memphis, TN       |             |            |               |               |               |
Riverset Apartments |     497,700 |    497,700 |       491,947 |         5,753 |             0 |
  Memphis, TN       |             |            |               |               |               |
Southfork Village   |     415,406 |    415,406 |       415,406 |             0 |             0 |
  Lakeville, MN     |             |            |               |               |               |
Whispering Lake     |     693,494 |    493,025 |       425,000 |             0 |        68,025 |
  Kansas City, MO   |             |            |               |               |               |
- - -----------------------------------------------------------------------------------------------|
TOTALS:             |   3,373,071 |  2,734,931 |     2,643,282 |        18,879 |        72,770 |
- - ------------------------------------------------------------------------------------------------


FOOTNOTES:
"Operating Expenses" include normal operating expenses (excluding depreciation) plus escrows for real estate taxes and insurance, reserve for replacement payments, servicing fees, bond issuer fees, and capital improvements.

Total Operating Revenues and Total Operating Expenses for January through June of
1993 as reported in this quarterly report may differ from those reported in last year's second quarter report due to revisions to property operating statements or reclassification of certain expenses.

Base Interest Paid" equals, generally, cash receipts from property operations, property level reserves and other sources during the first two quarters.  For purposes of this table, these receipts are compared to base interest due in the same two quarters.
Therefore, the cumulative base interest shortfall for a property may exceed the shortfall for first two quarters.


Management's Discussion and Analysis of Financial Condition and
Results of Operations

General Business

The Managing General Partner continues to pursue actively a
means to provide BAC Holders with additional income and
enhanced value with a prudent level of risk. Negotiations are in progress which are anticipated to create a mechanism to raise additional capital for the acquisition of multi-family properties or mortgage revenue bonds financing multi-family properties which would generate additional income to be used to make payments on the Partnership's bonds. The transaction being contemplated is different from the restructuring considered in 1991; however, the ultimate goals of increased Partnership income and enhanced value
of the assets remain the same.   The ability to proceed will be
affected by the interest rate environment and would only be consummated if it is anticipated that BAC Holder returns will be meaningfully improved. Although negotiations are in progress, no
definite agreements have been finalized.   It is unknown at this time
when such agreements will be completed and there can be no assurance that anticipated returns will be realized.

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

The Series I working capital reserves, as a result of supplementing distributions to BAC Holders and providing additional working capital loans to the properties, are exhausted. Series II working capital reserves approximated $150,000 at June 30, 1994 after declaration of the distribution. The remaining Series II working capital reserves are available at the Managing General Partner's discretion to make additional working capital loans to Series II borrowers, to pay unanticipated and unusual costs of operating and administering Series II and to reduce fluctuations in cash distributions to Series II investors. Approximately $150,000 of Series II's working capital reserves were used to supplement the June 30, 1994 distribution (see discussion below).

Distributions are affected by the Partnership's ability to collect base and contingent interest from the cash flow of the properties securing the mortgage revenue bonds, the ability of the Managing General Partner to control operating expenses and the level of working capital reserves available (see discussion above). Cash collected by the Partnership does not necessarily reflect property operating results to the extent that debt service can be paid from property reserves and/or guarantees. Similarly, some of the cash generated by property operations may not be available to pay debt service as it may have been utilized for capital expenditures, escrows or prepaid expenses. As available debt service payments from secondary sources decrease, the level of debt service collected by the Partnership will more closely approximate property performance. In addition, once Partnership working capital reserves are depleted, distributions to BAC holders will also approximate property performance.

On August 12, 1994, the Managing General Partner paid semi-annual distributions of $25.00 and $27.50 per BAC in Series I and Series II, respectively. These amounts represent an annualized primarily tax-exempt distribution rate of 5.00% in Series I, which is consistent with the three previous semi-annual distributions and 5.50% in Series II, a decrease of .50% as compared to previous semi-annual distributions. The Series II distribution was reduced due to both the decrease in the amount of property level and Partnership working capital reserves available to supplement the distribution and the increase in the costs associated with the transfer of Hamilton Chase (See the discussion of Hamilton Chase below for more details).

At June 30, 1994, the Partnership's liquid assets approximated
$5,277,000 in Series I and $2,897,000 in Series II. These funds primarily consist of undistributed funds generated from operations during the first six months of 1994.

Results of Operations

During the six months ended June 30, 1994 Series I properties paid $5,673,000 of interest to the Partnership of which $5,431,000 was generated from property operations. This represents an increase of approximately $225,000 (4%) in interest paid and $120,000 (2%) in cash generated from operations over the six months ended June
30, 1993. During the six months ended June 30, 1994, Series II properties paid $2,735,000 of interest to the Partnership of which $2,643,000 was generated from property operations. This represents a slight decrease (less than 2%) in total interest paid and an increase of approximately 1% in cash generated from operations over the six months ended June 30, 1993. The differences between the interest paid and the cash generated from operations are due to payments from property level reserves, guarantees and other miscellaneous sources. The table at the beginning of this report should be referenced for more information regarding the specific property interest payment information.

Partnership operating expenses have increased by 16% in Series I and 28% in Series II as compared to the first six months of 1993.
Both Series increases reflect the cost of efforts to pursue the raising of additional capital as previously discussed in General Business.
For the six months ended June 30, 1994, Series I had
approximately $131,000 in legal expenses related to the
restructuring as compared to $46,000 for the six months ended
June 30,  1993 while Series II had approximately $62,000 and
$22,000 for the same period in 1994 and 1993, respectively.   A
portion of the increase in restructuring costs in Series I are offset by a decreases in legal fees resulting from negotiations with Series
I defaulted borrowers. During the six months ended June 30, 1994, Series I had approximately $21,000 of such costs as compared to $51,000 for the same period in 1993.

The lingering effect of adverse market conditions continue to impact the revenue stream of many of the properties in each series. Accordingly, during the six month period ended June 30, 1994, 13 properties (eight from Series I and five from Series II) were unable to pay full base interest. Cash flows from all properties have been insufficient to support the payment of contingent interest during the six months ended June 30, 1994, however, Barkley Place (Series
I) and Meadows (Series II) have begun to repay their delinquent base interest.

When base interest payments cannot be fully satisfied by an original borrower through property level cash flow, reserves or guarantee payments, the Managing General Partner evaluates various courses of action, including sale, refinancing, deed-in-lieu of foreclosure or foreclosure. As discussed in previous reports, in cases where there have been monetary defaults in the payment of full base interest, control of the properties collateralizing the mortgage revenue bonds has been or is expected to be transferred by foreclosure or deed-in-lieu of foreclosure to "New Borrowers." These New Borrowers are partnerships whose general partner is SCA Successor, Inc., a corporation which is an affiliate of the Managing General Partner.

As required by generally accepted accounting principles, the Partnership reclassifies investments in mortgage revenue bonds to investments in real estate partnerships whenever it becomes apparent that the underlying properties are unable to continue to support their entire debt service obligation and that the other sources of debt service, including property level reserves and operating deficit guarantees, are considered insufficient to meet mortgage loan obligations. Under this method of accounting, interest collected from the investments in real estate partnerships is recorded not as interest income, but as a distribution from the investment which decreases the investment's carrying value. Consequently, for financial reporting purposes, as reclassifications occur, there is a corresponding decrease in interest income from investments in mortgage revenue bonds and working capital loans. Further, income is recorded by the Partnership as "Equity in property net income" and the carrying value of the investment in real estate partnerships is adjusted as income or loss (after depreciation) is recognized by the properties. This accounting treatment is for financial reporting purposes only and is not used to determine the income reported for federal income tax purposes, the amount of distributions to investors or the Managing General Partner's intentions related to other matters including any ongoing legal actions.

As of June 30, 1994, nine Series I properties and six Series II properties which secure mortgage revenue bonds and working capital loans totalling $132,500,000 and $55,815,000, respectively, were classified as investments in real estate partnerships. As of June 30, 1994, the carrying values of these investments in real estate partnerships, net of accumulated depreciation and valuation adjustments, approximated $106,788,000 for Series I and $46,818,000 for Series II. As the partnership reclassified all of the current investments in real estate partnerships prior to 1994, prior reports should be referenced for further details.

As of June 30, 1994 eight of the nine investments in real estate in Series I and all of the investments in real estate in Series II had been transferred to New Borrowers. The transfers to the New Borrowers were accomplished through the acceptance of deeds-in-lieu of foreclosure, or otherwise settled by SCA Successor, Inc. replacing the original managing general partner of the original borrowing partnership. One investment in real estate partnership, Willowgreen (Series I), continues to be owned by the original borrowers, however, negotiations are in progress to transfer the deed. See further discussion of Willowgreen below.

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

The Managing General Partner monitors all of the properties in both series of the Partnership. Management will continue to periodically assess the estimated net realizable value and fair value of the properties to determine whether further valuation adjustments are appropriate due to, among other factors, a change of market conditions or the physical condition of the properties.
During the six months ended June 30, 1994, there were no valuation adjustments in either series.

The following is a discussion of events which occurred during the first six months of 1994 which affected the properties that collateralize the Partnership's investments. The discussion relates to investments in real estate partnerships. If a property is not mentioned, its status has remained unchanged, prior reports should be referenced for further details.

Series I

North Pointe: As discussed in previous reports, a settlement agreement was signed on November 23, 1992 whereby Shelter Corporation of Canada Limited (SCCL) and Winnipeg Financial and Management, Inc., the third party guarantors, are to perform fully under the terms of the limited operating deficit guarantee. During the first six months of 1994, scheduled payments of approximately $60,000 were received by the Partnership as payment in accordance with the settlement agreement. In addition, the settlement agreement provides for the accrual of interest compounded quarterly on the unpaid balance. The December 31, 1992 report on Form 10-K should be referenced for additional information on the terms of the settlement agreement.

Willowgreen:  As previously discussed in Note 4 to the December
31, 1993 financial statements included in Form 10-K, Willowgreen's original borrower defaulted on the mortgage thus initiating workout discussions. The Managing General Partner has reached an agreement with the original borrower to take title to the property and is awaiting final approval from the bond issuer to complete the transfer of the deed.

Series II

Hamilton Chase: On February 24, 1994, the Managing General Partner entered into an agreement with the original borrower which provided for SCA Successor, Inc. to take the place of the original borrowing partnership's managing general partner. This agreement resulted from the borrower's failure to pay its full debt service obligation. The amended partnership agreement was executed on June 13, 1994 thus completing the workout negotiations.

       During the six months ended June 30, 1994, the Managing General Partner set aside approximately $75,000 of property cash flow to fully fund the tax and insurance escrow accounts which the original borrower had refused to fund. Upon the transfer of the property, SCA Successor, Inc. determined that approximately $150,000 needs to be spent on physical improvements. Once this amount is fully funded by the property, debt service payments will again approximate property cash flow.


Whispering Lake: As discussed in previous reports, a settlement agreement was signed on November 23, 1992 whereby SCCL, the third party guarantor, is to perform fully under the terms of the limited operating deficit guarantee. During the first six months of 1994, scheduled payments of approximately $86,000 were received by the Partnership as payment in accordance with the settlement agreement. In addition, the settlement agreement provides for the accrual of interest on the unpaid balance compounded quarterly. The December 31, 1992 report on Form
10-K should be referenced for additional information on the terms of the settlement agreement.

             PART II - OTHER INFORMATION


Items 1 through 5 are not applicable.

Item 6 - The Partnership filed no reports on Form 8-K for the period covered by this report.

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


DATED:  August 12, 1994