Form 10-Q
period 1994-09-30
SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
filed 1994-11-14
CIK 806641

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of
                 Securities Exchange Act of 1934

For the period ended September 30, 1994 Commission file number
0-15725


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

5. Other Information

6. Exhibits and Reports on Form 8-K

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
SERIES I

                                                             September 30, 1994  December 31,
                                                                (Unaudited)          1993
                                                              ---------------   ---------------
ASSETS

Cash and cash equivalents                                         $2,346,316        $5,032,089
Interest receivable                                                  296,036           296,040
Investment in mortgage revenue bonds (Note 2)                     44,607,900        44,607,900
Investment in parity working capital loans (Note 2)                  934,600           934,600
Investment in real estate partnerships (Note 3)                  106,066,907       107,970,711
Other assets (Note 5)                                                690,306            18,060
                                                              ---------------   ---------------
     TOTAL ASSETS                                               $154,942,065      $158,859,400
                                                              ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                               $303,214           $71,793
Distributions payable                                                   -            5,052,141
Due to affiliates (Note 4)                                            28,649            16,051
                                                              ---------------   ---------------
     TOTAL LIABILITIES                                              $331,863        $5,139,985
                                                              ---------------   ---------------
Partners' Capital
   General Partners                                                 (257,504)         (263,970)
   Limited Partners (beneficial assignee certificates-
     issued and outstanding 200,000 certificates)                154,867,706       153,983,385
                                                              ---------------   ---------------
     TOTAL PARTNERS' CAPITAL                                     154,610,202       153,719,415
                                                              ---------------   ---------------
     COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, 5, & 6)

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $154,942,065      $158,859,400
                                                              ===============   ===============

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME- (UNAUDITED)
SERIES I

                                                               For the three     For the three     For the nine      For the nine
                                                               months ended      months ended      months ended      months ended
                                                               September 30,     September 30,     September 30,     September 30,
                                                                   1994              1993              1994              1993
                                                              ---------------   ---------------   ---------------   ---------------
INCOME

Interest on mortgage revenue bonds                                  $867,141        $1,052,641        $2,601,422        $3,157,922
Interest on parity working capital loans                              18,178            21,678            54,534            65,034
Non-taxable interest on short-term investments                         6,280             9,261            20,537            24,366
Taxable interest on short-term investments                            28,675            18,720            66,481            56,276
Equity in property net income                                      1,109,651         1,106,767         3,881,685         3,327,756
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL INCOME                                                  2,029,925         2,209,067         6,624,659         6,631,354
                                                              ---------------   ---------------   ---------------   ---------------
EXPENSES

Operating expenses (Note 4)                                          182,324           208,600           680,900           638,647
Valuation adjustment related to investment in
   real estate                                                          -                 -                 -            4,600,000
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL EXPENSES                                                  182,324           208,600           680,900         5,238,647
                                                              ---------------   ---------------   ---------------   ---------------
     NET INCOME                                                   $1,847,601        $2,000,467        $5,943,759        $1,392,707
                                                              ===============   ===============   ===============   ===============
     NET INCOME ALLOCATED TO GENERAL PARTNERS                        $18,476           $20,005           $59,438           $13,927
                                                              ===============   ===============   ===============   ===============
     NET INCOME  ALLOCATED TO LIMITED PARTNERS                    $1,829,125        $1,980,462        $5,884,321        $1,378,780
                                                              ===============   ===============   ===============   ===============
     NET INCOME PER BAC                                                $9.15             $9.90            $29.42             $6.89
                                                              ===============   ===============   ===============   ===============

                             The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS- (UNAUDITED)
SERIES I

                                                               For the nine      For the nine
                                                               months ended      months ended
                                                               September 30,     September 30,
                                                                   1994              1993
                                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $5,943,759        $1,392,707
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in property net income                                 (3,881,685)       (3,327,756)
    Other changes in investment in real
      estate partnerships                                                144              (449)
    Valuation adjustments related to investment
      in real estate partnerships                                        -           4,600,000
    Interest distributions from investment in
      real estate partnerships                                     5,785,345         4,962,618
    Interest receivable transferred to investment in
      real estate partnerships                                           -             (63,949)
    (Increase) decrease in interest receivable                             4            28,765
    (Increase) decrease in other assets                             (672,246)           20,405
    Increase (decrease) in accounts payable
      and accrued expenses                                           231,421           (27,675)
    Increase (decrease) in due to affiliates                          12,598           (31,451)
                                                              ---------------   ---------------
Net cash provided by operating activities                          7,419,340         7,553,215
                                                              ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners                                         (10,105,113)      (10,103,816)
                                                              ---------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                     (2,685,773)       (2,550,601)
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                        5,032,089         4,931,455
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $2,346,316        $2,380,854
                                                              ===============   ===============

DISCLOSURE OF NON-CASH ACTIVITIES:
     Transfer of investment in mortgage revenue
     bonds and working capital loans to
     investment in real estate partnerships                           -             $9,450,000
                                                              ===============   ===============

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
SERIES I
FOR THE PERIOD DECEMBER 31, 1990 THROUGH SEPTEMBER 30, 1994

                                      LIMITED PARTNERS
                                        BENEFICIAL
                                          ASSIGNEE               GENERAL
                                        CERTIFICATES             PARTNERS            TOTAL
                                      ----------------        ---------------   ---------------
Balance, December 31, 1990               $173,622,850               ($76,297)     $173,546,553

Net income                                  7,242,370                 73,155         7,315,525
Distribution to partners                  (10,500,000)               (98,983)      (10,598,983)
                                      ----------------        ---------------   ---------------
Balance, December 31, 1991                170,365,220               (102,125)      170,263,095

Net income                                  1,032,891                 10,433         1,043,324
Distribution to partners                  (10,250,000)               (98,581)      (10,348,581)
                                      ----------------        ---------------   ---------------
Balance, December 31, 1992                161,148,111               (190,273)      160,957,838

Net income                                  2,835,274                 28,639         2,863,913
Distribution to partners                  (10,000,000)              (102,336)      (10,102,336)
                                      ----------------        ---------------   ---------------
Balance, December 31, 1993               $153,983,385              ($263,970)      153,719,415

Net income (unaudited)                      5,884,321                 59,438         5,943,759
Distribution to partners (unaudited)       (5,000,000)               (52,972)       (5,052,972)
                                      ----------------        ---------------   ---------------
Balance, September 30, 1994 (unaudited)  $154,867,706              ($257,504)     $154,610,202
                                      ================        ===============   ===============

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
SERIES II

                                                              September 30, 1994 December 31,
                                                                (Unaudited)          1993
                                                              ---------------   ---------------
ASSETS

Cash and cash equivalents                                           $966,305        $2,984,869
Short-term investments                                               250,000           300,000
Interest receivable                                                  198,907           200,107
Investment in mortgage revenue bonds (Note 2)                     29,624,600        29,624,600
Investment in parity working capital loans (Note 2)                  815,400           815,400
Investment in real estate partnerships (Note 3)                   48,432,321        49,417,599
Other assets (Note 5)                                                411,845             8,140
                                                              ---------------   ---------------
     TOTAL ASSETS                                                $80,699,378       $83,350,715
                                                              ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                               $144,020           $41,804
Distributions payable                                                   -            2,915,280
Due to affiliates (Note 4)                                            13,724             7,291
                                                              ---------------   ---------------
     TOTAL LIABILITIES                                               157,744         2,964,375
                                                              ---------------   ---------------
Partners' Capital
   General Partners                                                  (66,949)          (69,624)
   Limited Partners (beneficial assignee certificates-
     issued and outstanding 96,256 certificates)                  80,608,583        80,455,964
                                                              ---------------   ---------------
     TOTAL PARTNERS' CAPITAL                                      80,541,634        80,386,340
                                                              ---------------   ---------------
     COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, 5 & 6)

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                     $80,699,378       $83,350,715
                                                              ===============   ===============

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME- (UNAUDITED)
SERIES II

                                                               For the three     For the three     For the nine      For the nine
                                                               months ended      months ended      months ended      months ended
                                                               September 30,     September 30,     September 30,     September 30,
                                                                   1994              1993              1994              1993
                                                              ---------------   ---------------   ---------------   ---------------
INCOME

Interest on mortgage revenue bonds                                  $581,132          $858,632        $1,743,398        $2,575,898
Interest on parity working capital loans                              15,889            17,889            47,667            53,667
Non-taxable interest on short-term investments                         4,614             8,452            16,266            31,319
Taxable interest on short-term investments                            14,888            14,297            35,571            41,627
Equity in property net income                                        584,209           402,126         1,343,093         1,123,131
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL INCOME                                                  1,200,732         1,301,396         3,185,995         3,825,642
                                                              ---------------   ---------------   ---------------   ---------------
EXPENSES

Operating expenses (Note 4)                                          112,751            79,360           358,057           271,239
Valuation adjustments related to investment in
     real estate partnerships (Note 3)                                  -              250,000              -              250,000
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL EXPENSES                                                  112,751           329,360           358,057           521,239
                                                              ===============   ===============   ===============   ===============
     NET INCOME                                                   $1,087,981          $972,036        $2,827,938        $3,304,403
                                                              ===============   ===============   ===============   ===============
     NET INCOME ALLOCATED TO GENERAL PARTNERS                        $10,880            $9,720           $28,279           $33,044
                                                              ===============   ===============   ===============   ===============
     NET INCOME ALLOCATED TO LIMITED PARTNERS                     $1,077,101          $962,316        $2,799,659        $3,271,359
                                                              ===============   ===============   ===============   ===============
     NET INCOME PER BAC                                               $11.19            $10.00            $29.09            $33.99
                                                              ===============   ===============   ===============   ===============

                             The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS- (UNAUDITED)
SERIES II

                                                               For the nine      For the nine
                                                               months ended      months ended
                                                               September 30,     September 30,
                                                                   1994              1993
                                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $2,827,938        $3,304,403
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in property net income                                 (1,343,093)       (1,123,131)
    Valuation adjustment related to investment in
      real estate partnerships                                          -              250,000
    Interest distributions from investment in
      real estate partnerships                                     2,328,371         1,620,268
    (Increase) decrease in interest receivable                         1,200          (111,945)
    Increase in other assets                                        (403,705)             -
    Increase (decrease) in accounts payable
      and accrued expenses                                           102,216            (1,067)
    Increase (decrease) in due to affiliates                           6,433           (21,515)
                                                              ---------------   ---------------
Net cash provided by operating activities                          3,519,360         3,917,013
                                                              ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short-term investments                      50,000              -
                                                              ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners                                          (5,587,924)       (5,826,744)
                                                              ---------------   ---------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                     (2,018,564)       (1,909,731)
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                        2,984,869         3,503,766
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $966,305        $1,594,035
                                                              ===============   ===============

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
SERIES II
FOR THE PERIOD DECEMBER 31, 1990 THROUGH SEPTEMBER 30, 1994

                                      LIMITED PARTNERS
                                        BENEFICIAL
                                          ASSIGNEE               GENERAL
                                        CERTIFICATES             PARTNERS            TOTAL
                                      ----------------        ---------------   ---------------
Balance, December 31, 1990                $89,868,462                ($1,522)      $89,866,940

Net income                                  2,590,010                 26,162         2,616,172
Distribution to partners                   (6,737,920)               (56,831)       (6,794,751)
                                      ----------------        ---------------   ---------------
Balance, December 31, 1991                 85,720,552                (32,191)       85,688,361

Net income                                  3,720,799                 37,584         3,758,383
Distribution to partners                   (6,016,000)               (50,224)       (6,066,224)
                                      ----------------        ---------------   ---------------
Balance, December 31, 1992                 83,425,351                (44,831)       83,380,520

Net income                                  2,805,974                 28,343         2,834,317
Distribution to partners                   (5,775,361)               (53,136)       (5,828,497)
                                      ----------------        ---------------   ---------------
Balance, December 31, 1993                $80,455,964               ($69,624)      $80,386,340

Net income (unaudited)                      2,799,659                 28,279         2,827,938
Distribution to partners (unaudited)       (2,647,040)               (25,604)       (2,672,644)
                                      ----------------        ---------------   ---------------
Balance, September 30, 1994 (unaudited)   $80,608,583               ($66,949)      $80,541,634
                                      ================        ===============   ===============

                    The accompanying notes are an integral part of these financial statements.


            SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
               NOTES TO THE FINANCIAL STATEMENTS
                   (SERIES I AND SERIES II)

NOTE 1 - STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994, the results of operations and cash flows for the periods ended September 30, 1994 and 1993.
These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Partnership's 1993
Annual Report on Form 10-K.

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

As of September 30, 1994, Series I held 14 mortgage revenue bonds, five of which are treated as investments in mortgage revenue bonds aggregating $44,607,900. Series II held nine mortgage revenue bonds at September 30, 1994, three of which are treated as investments in mortgage revenue bonds aggregating $29,624,600. The remaining Series I and Series II mortgage revenue bonds are treated as investments in real estate partnerships as required by generally accepted accounting principles (see also Note 3).

Lakeview: As of September 30, 1994, the borrowing partnership for Lakeview Garden Apartments was not in monetary default of the loan agreement. However, project cash flow is not adequate to pay the full monthly debt service and property-level reserves, which have supplemented interest payments from property operations, will soon be exhausted. Deficits in base interest are anticipated to occur in the fourth quarter of 1994. As a result, the Managing General Partner began negotiations to transfer the deed in-lieu of foreclosure to a New Borrower. The transfer of the deed may take place in the first quarter of 1995.

Descriptions of the various mortgage revenue bonds and working capital loans owned by the Partnership at September 30, 1994 are as follows:

Series I
Investment in Mortgage                   Base       First Tier
Revenue Bonds and Parity               Interest     Contingent  Maturity      Face        Carrying
Working Capital Loans (Note 2)           Rate          Rate       Date       Amount        Amount
- - ----------------------------------- --------------- ---------- ---------- ------------ ---------------
Alban Place Apartments                       7.875      2.375  Oct. 2008  $10,500,000     $10,500,000
Frederick, MD
Alban Place Limited Partnership

Northridge Park Apartments                   7.500      2.000  June 2012    8,950,000       8,950,000
Salinas, CA
Northridge Park Phase II

Lakeview Garden Apartments                   7.750      2.500  Aug. 2007    9,307,500       9,307,500
Dade Co., FL
Lakeview Garden Apartments
Limited Partnership

Riverset Apartments                          7.875      2.100  Nov. 1999    6,535,000       6,535,000
Memphis, TN
Auction Street Associates
Limited Partnership

Villa Hialeah                                7.875      2.375  Oct. 2009   10,250,000      10,250,000
Hialeah, FL
Shelter Group South East -
Hialeah, A Limited Partnership
                                                                          ------------ ---------------
Series I Mortgage Revenue
  Bond and Parity Working
  Capital Loan Investment Total                                            45,542,500      45,542,500  (1)
                                                                          ============ ===============

                                      Date of In-      Base    First Tier
Series I Investment in Real            Substance     Interest  Contingent   Maturity        Face          Carrying
Estate Partnerships (Note 3)          Foreclosure      Rate       Rate        Date         Amount          Amount
- - ----------------------------------- --------------- ---------- ---------- ------------ --------------- ---------------
Barkley Place                       Sept. 7, 1988       8.000      2.250   May  2011        9,630,000       7,383,663
Fort Myers, FL
Barkley Place Limited Partnership

The Montclair                       Mar.  3, 1989       7.875      2.375   Dec. 2015       15,465,000       9,400,303
Springfield, MO
Montclair Limited Partnership

Newport Village                     Aug. 31, 1989       7.875      2.375   Dec. 2010       10,880,000       8,792,838
Thornton, CO
Newport Village Limited
Partnership

Nicollet Ridge                      Sept. 1, 1990       7.875      2.375   Dec. 2010       20,340,000      15,717,929
Burnsville, MN
Nicollet Ridge Limited
Partnership

Newport-on-Seven                    Dec.  1, 1991       8.125      2.375   Aug. 2008       10,800,000       7,739,388
St. Louis Park, MN
St. Louis Park Housing Partners,
A Limited Partnership

Steeplechase Falls Apartments       Feb.  1, 1991       7.875      2.375   Dec. 2008       18,100,000      17,079,077
Knoxville, TN
Steeplechase Falls Limited
Partnership

North Pointe Apartments             Dec. 31, 1991       7.875      2.375   Aug. 2006       25,850,000      20,197,425
San Bernardino, CA
Cal-Shel Limited Partnership

Creekside Village Apartments        Dec. 31, 1992       7.500      2.250   Nov. 2009       11,985,000      10,481,572
Sacramento, CA
Creekside Village Limited
Partnership

Willowgreen Apartments              Sep. 30, 1993       8.000      2.250   Dec. 2010        9,450,000       9,274,712
Tacoma, WA
Willowgreen Associates
Limited Partnership                                                                    --------------- ---------------

Series I Investment in
Real Estate Partnerships Total                                                            132,500,000     106,066,907
                                                                                       --------------- ---------------
Series I Total                                                                           $178,042,500    $151,609,407
                                                                                       =============== ===============

Series II
Investment in Mortgage                   Base       First Tier
Revenue Bonds and Parity               Interest     Contingent  Maturity      Face        Carrying
Working Capital Loans (Note 2)           Rate          Rate       Date       Amount        Amount
- - ----------------------------------- --------------- ---------- ---------- ------------ ---------------
Riverset Apartments                          7.875      2.100  Nov. 1999  $12,640,000     $12,640,000
Memphis, TN
Auction Street Associates
Limited Partnership

Southfork Village Apartments                 7.875      2.375  Jan. 2009   10,550,000      10,550,000
Lakeville, MN
Southfork Apartments
Limited Partnership

Emerald Hills Apartments                     7.750      2.500  Apr. 2008    7,250,000       7,250,000
Issaquah, WA
Axelrod Emerald Hills Association
Limited Partnership                                                       ------------ ---------------

Series II Mortgage Revenue
  Bond and Working Capital
  Loan Investment Total                                                    30,440,000      30,440,000  (2)
                                                                          ============ ===============

                                      Date of In-      Base    First Tier
Series II Investment in Real           Substance     Interest  Contingent   Maturity        Face          Carrying
Estate Partnerships (Note 3)          Foreclosure      Rate       Rate        Date         Amount          Amount
- - ----------------------------------- --------------- ---------- ---------- ------------ --------------- ---------------
Mallard Cove I                      June 1, 1991        7.300      2.375   Jan. 2006        2,610,000       2,156,354
Everett, WA
Mallard Cove I Limited
Partnership

Mallard Cove II                     June 1, 1991        8.094      2.376   Jan. 2006        6,740,000       6,271,820
Everett, WA
Mallard Cove II Limited
Partnership

Gilman Meadows Apartments           June 1, 1991        8.000      2.250   Apr. 2007        7,100,000       6,681,220
Issaquah, WA
Gilman Meadows Limited
Partnership

The Meadows Apartments              Sept. 30, 1991      7.625      2.500   Jan. 2008        7,200,000       6,826,713
Memphis, TN
Meadows Limited Partnership

Whispering Lake                     Dec.  31, 1991      7.625      2.250   Dec. 2007       18,190,000      13,525,852
Kansas City, MO
Whispering Lake Limited Partnership

Hamilton Chase                      Dec.  31, 1993      8.000      2.250   Aug. 2006       13,975,000      12,970,362
Chattanooga, TN
Hamilton Grove Limited
Partnership                                                                            --------------- ---------------

Series II Investment in
Real Estate Partnerships Total                                                             55,815,000      48,432,321
                                                                                       --------------- ---------------
Series II Total                                                                           $86,255,000     $78,872,321
                                                                                       =============== ===============

(1)  Amount includes $44,607,900 of mortgage revenue bonds and $934,600 of parity working capital loans.
(2)  Amount includes $29,624,600 of mortgage revenue bonds and $815,400 of parity working capital loans.


The Managing General Partner periodically evaluates the carrying values of investments in mortgage revenue bonds and working capital loans. There were no valuation adjustments on the investment in mortgage revenue bonds and working capital loans for the quarters ended September 30, 1994 and 1993, as the Managing General Partner's estimate of net realizable value exceeded the respective carrying value for each investment. The Managing General Partner will continue to evaluate the need for valuation allowances in the future as circumstances change.


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

The Partnership continues to share in earnings of properties treated as investments in real estate partnerships in accordance with the original terms of the mortgage loans collateralizing the mortgage revenue bonds. For those properties owned by partnerships controlled by SCA Successor, Inc., an affiliate of the Managing General Partner, the Partnership has not waived default; however, the Managing General Partner has no plans or intentions to accelerate the maturity of the mortgage loans. In addition, the Partnership is responsible for any post-transfer operating deficits incurred. No operating deficits were funded by the Partnership during the first nine months of 1994 or 1993.

For investments accounted for as investments in real estate partnerships, Series I recognized net operating income after depreciation of approximately $3,882,000 for nine properties and $3,328,000 for eight properties while Series II recognized approximately $1,343,000 for six properties and $1,123,000 for five properties for the nine months ended September 30, 1994 and
1993, respectively.   For those same periods and for the same
number of properties, Series I collected interest payments of approximately $5,785,000 and $4,963,000 and Series II collected approximately $2,328,000 and $1,620,000.

The Managing General Partner periodically evaluates the carrying values of investments in real estate partnerships. During the third quarter of 1994, no valuation adjustments were made as the relevant estimate of net realizable value or fair value, as the case may be, exceeded the respective carrying value for each investment. In 1993, Series II recorded a valuation adjustment of $250,000 for Mallard Cove I during the third quarter while Series
I recorded a valuation adjustment of $4,600,000 for North Pointe (formerly Shandin Hills) during the second quarter. The
Managing General Partner will continue to evaluate the need for valuation allowances in the future as circumstances change.

Legal and Other
The following summarizes the status of legal and other matters affecting the investments in real estate partnerships since
December 31, 1993.

Series I

Creekside: Under the terms of the settlement agreement reached with the guarantor as previously discussed in Note 4 to the December 31, 1993 financial statements included in form 10-K, the guarantor paid $12,400 to Series I in August 1994. This represents $10,000 in principal owed plus $2,400 in interest. The remaining $20,000 owed will be paid in two installments of $10,000 plus interest. These payments are due on or before August 31, 1995 and August 31, 1996.

Willowgreen: As previously discussed in Note 4 to the December 31, 1993 financial statements included in Form 10-K, Willowgreen's original borrower defaulted on the mortgage thus initiating workout discussions. The Managing General Partner has reached an agreement with the original borrower to take title to the property and is in receipt of the deed transfer.

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

     During the six months ended June 30, 1994, the Managing General Partner set aside approximately $75,000 of property cash flow to fully fund the tax and insurance escrow accounts which the original borrower had refused to fund. Upon the transfer of the property, SCA Successor, Inc. determined that approximately $150,000 needs to be spent on physical improvements. These repairs are expected to be completed by the Spring of 1995.

Summarized Financial Information
Combined financial information for the investments in real estate is presented below. This summary includes the results of operations of the properties subsequent to their respective effective dates for reclassification to investments in real estate. In Series I, the combined results of operations includes nine properties for 1994 and eight for 1993 while in Series II it includes six and five for 1994 and 1993, respectively. The table in Note 2 should be referenced for the effective dates of reclassification.

Series I

Combined Financial Position - (unaudited)       September 30,  December 31,
          (in 000's)                                1994           1993
                                                ------------   ------------
Land, buildings and equipment,
  net of accumulated depreciation                  $114,429       $116,212
Other assets                                          2,823          2,342
                                                ------------   ------------
     Total Assets                                  $117,252       $118,554
                                                ============   ============
Liabilities due to the Partnership
  including bonds                                  $150,196       $148,070
Other liabilities                                     2,735          2,566
Partners' deficit                                   (35,679)       (32,082)
                                                ------------   ------------
     Total liabilities and partners' deficit       $117,252       $118,554
                                                ============   ============
</table)


Combined Results of Operations - (unaudited)
          (in 000's)                            For the three  For the three   For the nine     For the nine
                                                months ended   months ended    months ended     months ended
                                                September 30,  September 30,  September 30,    September 30,
                                                    1994           1993            1994             1993
                                                ------------   ------------   --------------   --------------
Revenues                                             $4,810         $4,259          $14,237          $12,643
Operating expenses                                    2,982          2,470            8,152            7,268
                                                ------------   ------------   --------------   --------------
Net operating income                                  1,828          1,789            6,085            5,375
Depreciation                                            718            682            2,203            2,047
                                                ------------   ------------   --------------   --------------
Net Income                                           $1,110         $1,107           $3,882           $3,328
                                                ============   ============   ==============   ==============
</table)

Series II

Combined Financial Position - (unaudited)       September 30,  December 31,
          (in 000's)                                1994           1993
                                                ------------   ------------
Land, buildings and equipment,
  net of accumulated depreciation                   $45,985        $47,097
Other assets                                          1,378            998
                                                ------------   ------------
     Total Assets                                   $47,363        $48,095
                                                ============   ============
Liabilities due to the Partnership
  including bonds                                   $57,279        $55,729
Other liabilities                                       958          1,473
Partners' deficit                                   (10,874)        (9,107)
                                                ------------   ------------
     Total liabilities and partners' deficit        $47,363        $48,095
                                                ============   ============
</table)


Combined Results of Operations - (unaudited)
          (in 000's)                            For the three  For the three   For the nine     For the nine
                                                months ended   months ended    months ended     months ended
                                                September 30,  September 30,  September 30,    September 30,
                                                    1994           1993            1994             1993
                                                ------------   ------------   --------------   --------------
Revenues                                             $1,890         $1,282           $5,582           $3,814
Operating expenses                                      926            673            3,099            2,073
                                                ------------   ------------   --------------   --------------
Net operating income                                    964            609            2,483            1,741
Depreciation                                            380            206            1,140              618
                                                ------------   ------------   --------------   --------------
Net Income                                             $584           $403           $1,343           $1,123
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




                                         For the three     For the three     For the nine      For the nine
                                         months ended      months ended      months ended      months ended
                                         September 30,     September 30,     September 30,     September 30,
                                              1994              1993              1994              1993
                                         ---------------   ---------------   ---------------   ---------------
Series I- (unaudited)
  Salaries of noncontrolling persons &
     related expenses                          $104,465           $81,160          $278,875          $226,591
  Other administrative expenses                  27,093            12,665            81,276            55,242
                                         ---------------   ---------------   ---------------   ---------------
         Expenses reimbursed                   $131,558           $93,825          $360,151          $281,833
                                         ===============   ===============   ===============   ===============
Series II- (unaudited)
  Salaries of noncontrolling persons &
     related expenses                           $50,275           $40,910          $134,318          $113,185
  Other administrative expenses                  13,039             6,775            39,115            28,231
                                         ---------------   ---------------   ---------------   ---------------
         Expenses reimbursed                    $63,314           $47,685          $173,433          $141,416
                                         ===============   ===============   ===============   ===============


The accompanying balance sheets include amounts payable related to such administrative and operating costs to the Managing
General Partner and its affiliates at September 30, 1994 and December 31, 1993 as follows:

                         September 30,
                              1994                 December 31,
                           (unaudited)                 1993
                        -----------------          --------------


Series                        $28,649                 $16,051
Series II                     $13,724                 $ 7,291


As previously detailed in the Partnership's Prospectus, affiliates of the Managing General Partner receive fees for mortgage servicing from the limited partnerships owning the mortgaged properties.
With respect to the investments in real estate partnerships (see
Note 3), the payment of these fees has continued after the reclassification from investments in mortgage revenue bonds, since the bonds are still owned by the Partnership and there has been no modification of the individual loan terms. The fees paid by all borrowing partnerships to affiliates of the Managing General
Partner approximated $1,109,000 for the nine months ended
September 30, 1994 and 1993.

The General Partners are entitled to an allocation of the Partnership's profits, losses and cash distributions as specified in the Partnership Agreement. During the third quarter of 1994 the Partnership paid a cash distribution of $52,972 and $25,604 to the General Partners of Series I and Series II, respectively. These amounts represent the General Partners' portion of the $5,052,972 and $2,672,644 semiannual distributions paid for Series I and Series II, respectively, on August 12, 1994.

The operating expenses for several properties include property management fees paid to affiliates of the Managing General Partner. During the nine months ended September 30, 1994 and 1993, these fees approximated $495,000 for nine properties and $381,000 for seven properties, respectively.

Shelter Corporation of Canada Limited (SCCL), a general partner of the Associate General Partner, is contractually obligated under guarantees to the nonaffiliated borrowers of North Pointe and Whispering Lake to fund operating deficits. The unpaid balances due under the limited operating deficit guarantees, including accrued interest as of September 30, 1994, approximated
$302,000 and $425,000 for North Pointe and Whispering Lake, respectively. Scheduled payments totalling $87,332 and $86,977 were received on the North Pointe obligation during the first nine months of 1994 and 1993, respectively. Under the Whispering
Lake obligation, scheduled payments totalling $123,718 and $123,214 were received during the first nine months of 1994 and 1993, respectively.


NOTE 5- DEFERRED RESTRUCTURING COSTS

Included in Other Assets, for Series I and II respectively, is approximately $638,000 and $382,000 of Deferred Restructuring
Costs. These costs reflect the efforts to pursue the raising of additional capital as discussed in Note 6.

NOTE 6- OTHER EVENTS

The Managing General Partner has continued to actively pursue a means to provide BAC Holders with additional current income while enhancing investment value with a prudent level of risk.
Negotiations are still in progress which are anticipated to create a mechanism to raise additional capital for the acquisition of mortgage revenue bonds financing multi-family properties or multi-family real estate. It is anticipated that, if consumated, this transaction will generate additional income, strengthen the Partnership's current asset base and increase future returns to BAC Holders.

As of September 30, 1994, approximately $1,020,000, $638,000 in Series I and $382,000 in Series II, in legal and other financial services associated with the structuring of the transaction have been deferred, pending final determination of whether the transaction will occur, and if so, what form it will take. In the event that the expansion of the Partnership's investments is undertaken, such costs will be accounted for accordingly at that time. If the Managing General Partner determines that it is not in the best interest of the BAC Holders to proceed with this transaction, then the deferred costs will be expensed.

The ability to proceed with this transaction will be affected in part by the interest rate environment and will only be consummated if it is anticipated that BAC Holder returns will be meaningfully improved. Although negotiations are in progress, no definite agreements have been finalized. It is uncertain at this time when such agreements will be completed and there can be no assurance that anticipated returns will be realized.


- - -----------------------------------------------------------------------------------------------------------------------------------
                    |             |             |              |              |   Total     |   Total   |   Total    |   Total    |
Mortgaged           |             |             |  Occupancy   |  Occupancy   |  Operating  | Operating | Operating  | Operating  |
Property Name &     |    Loan     |    Total    |    as of     |    as of     |  Revenues   | Revenues  |Expenses (1)|Expenses (1)|
Location            |   Amount    |    Units    |   09/30/94   |   09/30/93   |  1/94-9/94  | 1/93-9/93 | 1/94-9/94  | 1/93-9/93  |
- - -----------------------------------------------------------------------------------------------------------------------------------
SERIES I            |             |             |              |              |             |           |            |            |
Alban Place         |  10,500,000 |         194 |         98.5%|         99.5%|   1,167,182 | 1,140,322 |    591,222 |    557,600 |
  Frederick, MD     |             |             |              |              |             |           |            |            |
Barkley Place       |   9,630,000 |         156 |         98.7%|         98.7%|   2,076,025 | 1,932,101 |  1,447,191 |  1,360,513 |
  Fort Myers, FL    |             |             |              |              |             |           |            |            |
Creekside Village   |  11,985,000 |         296 |         98.3%|         93.2%|   1,161,684 | 1,075,415 |    643,889 |    573,070 |
  Sacramento, CA    |             |             |              |              |             |           |            |            |
Lakeview Garden (3) |   9,307,500 |         180 |         93.0%|         97.7%|     864,530 |   992,454 |    421,449 |    422,406 |
  Dade County, FL   |             |             |              |              |             |           |            |            |
The Montclair       |  15,465,000 |         159 |         96.2%|         96.9%|   1,809,615 | 1,666,290 |    959,179 |    845,194 |
  Springfield, MO   |             |             |              |              |             |           |            |            |
Newport Village     |  10,880,000 |         220 |         95.0%|         99.5%|   1,076,654 | 1,001,319 |    628,889 |    587,774 |
  Thornton, CO      |             |             |              |              |             |           |            |            |
Newport on Seven    |  10,800,000 |         167 |         99.4%|         97.6%|   1,073,340 | 1,019,855 |    659,683 |    645,963 |
  St. Louis Park, MN|             |             |              |              |             |           |            |            |
Nicollet Ridge      |  20,340,000 |         339 |         97.9%|         94.4%|   1,931,235 | 1,967,101 |  1,234,250 |  1,250,364 |
  Burnsville, MN    |             |             |              |              |             |           |            |            |
North Pointe        |  25,850,000 |         540 |         80.0%|         83.3%|   2,062,776 | 1,998,814 |  1,323,026 |  1,670,588 |
  San Bernardino, CA|             |             |              |              |             |           |            |            |
Northridge Park II  |   8,950,000 |         128 |         93.8%|         94.5%|     729,077 |   748,524 |    326,563 |    275,096 |
  Salinas, CA       |             |             |              |              |             |           |            |            |
Riverset Apartments |   6,535,000 |         120 |         97.2%|         97.2%|     613,148 |   581,135 |    205,096 |    196,919 |
  Memphis, TN       |             |             |              |              |             |           |            |            |
Steeplechase Falls  |  18,100,000 |         450 |         96.7%|         97.1%|   2,068,609 | 1,968,159 |  1,143,073 |  1,022,168 |
  Knoxville, TN     |             |             |              |              |             |           |            |            |
Villa Hialeah       |  10,250,000 |         245 |         97.6%|        100.0%|   1,301,108 | 1,241,058 |    753,518 |    658,401 |
  Hialeah, FL       |             |             |              |              |             |           |            |            |
Willowgreen         |   9,450,000 |         241 |         91.3%|         92.5%|     985,492 |   991,986 |    532,509 |    558,575 |
  Fife, WA          |             |             |              |              |             |           |            |            |
- - ---------------------------------------------------------------|--------------|----------------------------------------------------
TOTALS:             | 178,042,500 |       3,435 |--------------|--------------|  18,920,475 |18,324,533 | 10,869,537 | 10,624,631 |
- - -----------------------------------------------------------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------------------
                    |             |             |  1/94-9/94   |  1/94-9/94   |  1/94-9/94  |
Mortgaged           |  1/94-6/94  |  1/94-9/94  |Base Interest |Base Interest |  Paid From  |
Property Name &     |Base Interest|Base Interest|  Paid From   |  Paid From   |Other Sources|
Location            |   Due ($)   |Paid ($) (2) |Operations ($)| Reserves ($) |Guarantors($)|
- - --------------------------------------------------------------------------------------------
SERIES I            |             |             |              |              |             |
Alban Place         |     620,156 |     620,156 |      620,156 |            0 |           0 |
  Frederick, MD     |             |             |              |              |             |
Barkley Place       |     577,803 |     635,886 |      635,886 |            0 |           0 |
  Fort Myers, FL    |             |             |              |              |             |
Creekside Village   |     674,156 |     606,367 |      520,000 |       28,967 |      57,400 |
  Sacramento, CA    |             |             |              |              |             |
Lakeview Garden     |     540,999 |     541,007 |      491,007 |       50,000 |           0 |
  Dade County, FL   |             |             |              |              |             |
The Montclair       |     913,401 |     878,714 |      878,714 |            0 |           0 |
  Springfield, MO   |             |             |              |              |             |
Newport Village     |     642,600 |     441,692 |      441,692 |            0 |           0 |
  Thornton, CO      |             |             |              |              |             |
Newport on Seven    |     658,125 |     411,369 |      411,369 |            0 |           0 |
  St. Louis Park, MN|             |             |              |              |             |
Nicollet Ridge      |   1,201,331 |     644,202 |      644,202 |            0 |           0 |
  Burnsville, MN    |             |             |              |              |             |
North Pointe        |   1,526,766 |     790,098 |      721,468 |            0 |      68,630 |
  San Bernardino, CA|             |             |              |              |             |
Northridge Park II  |     503,438 |     503,438 |      414,242 |            0 |      89,196 |
  Salinas, CA       |             |             |              |              |             |
Riverset Apartments |     385,973 |     385,973 |      382,999 |        2,974 |           0 |
  Memphis, TN       |             |             |              |              |             |
Steeplechase Falls  |   1,069,031 |     936,183 |      936,183 |            0 |           0 |
  Knoxville, TN     |             |             |              |              |             |
Villa Hialeah       |     605,391 |     605,385 |      578,385 |       27,000 |           0 |
  Hialeah, FL       |             |             |              |              |             |
Willowgreen         |     567,000 |     463,121 |      463,121 |            0 |           0 |
  Fife, WA          |             |             |              |              |             |
- - --------------------------------------------------------------------------------------------|
TOTALS:             |  10,486,170 |   8,463,591 |    8,139,424 |      108,941 |     215,226 |
- - ---------------------------------------------------------------------------------------------

- - -----------------------------------------------------------------------------------------------------------------------------------
                    |             |             |              |              |   Total     |   Total   |   Total    |   Total    |
Mortgaged           |             |             |  Occupancy   |  Occupancy   |  Operating  | Operating | Operating  | Operating  |
Property Name &     |    Loan     |    Total    |    as of     |    as of     |  Revenues   | Revenues  |Expenses (1)|Expenses (1)|
Location            |   Amount    |    Units    |   09/30/94   |   09/30/93   |  1/94-9/94  | 1/93-9/93 | 1/94-9/94  | 1/93-9/93  |
- - -----------------------------------------------------------------------------------------------------------------------------------
SERIES II           |             |             |              |              |             |           |            |            |
Emerald Hills       |   7,250,000 |         130 |         99.2%|         94.6%|     769,829 |   711,810 |    374,049 |    368,244 |
  Issaquah, WA      |             |             |              |              |             |           |            |            |
Gilman Meadows      |   7,100,000 |         125 |         94.4%|         96.0%|     732,587 |   694,082 |    352,857 |    379,826 |
  Issaquah, WA      |             |             |              |              |             |           |            |            |
Hamilton Chase      |  13,975,000 |         300 |         94.7%|         95.3%|   1,461,476 | 1,474,584 |    877,640 |    609,120 |
  Chattanooga, TN   |             |             |              |              |             |           |            |            |
Mallard Cove I      |   2,610,000 |          63 |         96.8%|         95.2%|     259,226 |   253,505 |    175,588 |    169,557 |
  Everett, WA       |             |             |              |              |             |           |            |            |
Mallard Cove II     |   6,740,000 |         135 |         95.6%|         86.7%|     647,728 |   640,807 |    401,761 |    374,533 |
  Everett, WA       |             |             |              |              |             |           |            |            |
The Meadows         |   7,200,000 |         200 |         97.5%|         97.0%|     835,729 |   788,772 |    413,131 |    398,401 |
  Memphis, TN       |             |             |              |              |             |           |            |            |
Riverset Apartments |  12,640,000 |         232 |         97.2%|         97.2%|   1,190,227 | 1,128,087 |    398,127 |    382,254 |
  Memphis, TN       |             |             |              |              |             |           |            |            |
Southfork Village   |  10,550,000 |         200 |         96.5%|         97.0%|   1,252,811 | 1,234,422 |    654,944 |    629,174 |
  Lakeville, MN     |             |             |              |              |             |           |            |            |
Whispering Lake     |  18,190,000 |         384 |         93.0%|         94.3%|   1,493,951 | 1,436,874 |    845,584 |    915,173 |
  Kansas City, MO   |             |             |              |              |             |           |            |            |
- - ---------------------------------------------------------------|--------------|----------------------------------------------------
TOTALS:             |  86,255,000 |       1,769 |--------------|--------------|   8,643,564 | 8,362,943 |  4,493,681 |  4,226,282 |
- - -----------------------------------------------------------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------------------
                    |             |             |  1/94-6/94   |  1/94-6/94   |  1/94-6/94  |
Mortgaged           |  1/94-6/94  |  1/94-6/94  |Base Interest |Base Interest |  Paid From  |
Property Name &     |Base Interest|Base Interest|  Paid From   |  Paid From   |Other Sources|
Location            |   Due ($)   |Paid ($) (2) |Operations ($)| Reserves ($) |Guarantors($)|
- - --------------------------------------------------------------------------------------------
SERIES II           |             |             |              |              |             |
Emerald Hills       |     421,406 |     421,406 |      403,281 |       18,125 |           0 |
  Issaquah, WA      |             |             |              |              |             |
Gilman Meadows      |     426,000 |     369,181 |      364,436 |            0 |       4,745 |
  Issaquah, WA      |             |             |              |              |             |
Hamilton Chase      |     838,500 |     495,468 |      495,468 |            0 |           0 |
  Chattanooga, TN   |             |             |              |              |             |
Mallard Cove I      |     142,898 |      85,369 |       85,369 |            0 |           0 |
  Everett, WA       |             |             |              |              |             |
Mallard Cove II     |     409,152 |     247,689 |      247,689 |            0 |           0 |
  Everett, WA       |             |             |              |              |             |
The Meadows         |     411,750 |     444,693 |      444,693 |            0 |           0 |
  Memphis, TN       |             |             |              |              |             |
Riverset Apartments |     746,550 |     746,550 |      740,797 |        5,753 |           0 |
  Memphis, TN       |             |             |              |              |             |
Southfork Village   |     623,109 |     623,109 |      623,109 |            0 |           0 |
  Lakeville, MN     |             |             |              |              |             |
Whispering Lake     |   1,040,241 |     735,195 |      637,000 |            0 |      98,195 |
  Kansas City, MO   |             |             |              |              |             |
- - --------------------------------------------------------------------------------------------|
TOTALS:             |   5,059,606 |   4,168,660 |    4,041,842 |       23,878 |     102,940 |
- - ---------------------------------------------------------------------------------------------


FOOTNOTES:
(1) Operating Expenses include normal operating expenses (excluding depreciation)
plus escrows for real estate taxes and insurance, reserve for replacement payments, servicing fees, bond issuer fees, and capital improvements.
Total Operating Revenues and Total Operating Expenses for January through June of
1993 as reported in this quarter may differ from those reported in last year's second quarter report due to revisions to property operating statements or reclassification of certain expenses.

(2) Base Interest Paid equals, generally, cash receipts from property operations, property level reserves and other sources during the first two quarters.  For purposes of this table, these receipts are compared to base interest due in the same two quarters.
Therefore, the cumulative base interest shortfall for a property may exceed the shortfall for first two quarters.

(3) As of the issuance of this report, operating reports for the period ending September
1994 had not been received.  Operating results were estimated based on financial data through August 1994.


Management's Discussion and Analysis of Financial Condition and
Results of Operations

General Business

The Managing General Partner has continued to actively pursue a means to provide BAC Holders with additional current income while enhancing investment value with a prudent level of risk.
Negotiations are still in progress which are anticipated to create a mechanism to raise additional capital for the acquisition of mortgage revenue bonds financing multi-family properties or multi-family real estate. It is anticipated that, if consumated, this transaction will generate additional income, strengthen the Partnership's current asset base and increase future returns to BAC Holders.

As of September 30, 1994, approximately $1,020,000, $638,000 in Series I and $382,000 in Series II, in legal and other financial services associated with the structuring of the transaction have been deferred, pending final determination of whether the transaction will occur, and if so, what form it will take. In the event that the expansion of the Partnership's investments is undertaken, such costs will be accounted for accordingly at that time. If the Managing General Partner determines that it is not in the best interest of the BAC Holders to proceed with this transaction, then the deferred costs will be expensed.

The ability to proceed with this transaction will be affected in part by the interest rate environment and will only be consummated if it is anticipated that BAC Holder returns will be meaningfully improved. Although negotiations are in progress, no definite agreements have been finalized. It is uncertain at this time when such agreements will be completed and there can be no assurance that anticipated returns will be realized.

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

The Series I working capital reserves, as a result of supplementing distributions to BAC Holders and providing additional working capital loans to the properties, are exhausted. Series II working capital reserves approximated $150,000 at September 30, 1994.
The remaining Series II working capital reserves are available at the Managing General Partner's discretion to make additional working capital loans to Series II borrowers, to pay unanticipated and unusual costs of operating and administering Series II and to reduce fluctuations in cash distributions to Series II investors. During the nine months ended September 30, 1994, approximately $150,000 was used to supplement the June 30, 1994 distribution.

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

At September 30, 1994, the Partnership's liquid assets approximated $2,346,000 in Series I and $1,216,000 in Series II.
These funds primarily consist of undistributed funds generated from operations during the third quarter of 1994.


Results of Operations

During the nine months ended September 30, 1994 Series I properties paid $8,464,000 of interest to the Partnership of which $8,139,000 was generated from property operations. This represents an increase of approximately $300,000 in interest paid and $160,000 in cash generated from operations over the nine months ended September 30, 1993. During the nine months ended September 30, 1994, Series II properties paid $4,169,000 of interest to the Partnership of which $4,042,000 was generated from property operations. This represents an increase of approximately $30,000 in total interest paid and an increase of approximately $94,000 in cash generated from operations over the nine months ended September 30, 1993. The differences between the interest paid and the cash generated from operations are due to payments from property level reserves, guarantees and other miscellaneous sources. The table at the beginning of this report should be referenced for more information regarding specific property interest payment information.

Partnership operating expenses have increased by approximately $42,000 in Series I and $87,000 in Series II as compared to the first nine months of 1993. Both Series increases reflect the cost of efforts to pursue the raising of additional capital as previously discussed in General Business. For the nine months ended
September 30, 1994, Series I had approximately $140,000 in legal expenses related to the restructuring as compared to $68,000 for the nine months ended September 30, 1993 while Series II had approximately $69,000 and $33,000 for the same period in 1994
and 1993, respectively.   Also, the Salary and Other
Administrative expenses have increased from prior year due to the
increased efforts that are necessary with the restructuring.   As
outlined in Note 4 to the financial statements, Series I incurred approximately $360,000 for the nine months ended September 30, 1994 as compared to $282,000 in 1993 while Series II incurred approximately $173,000 and $141,000, respectively for the same periods. A portion of the increase of restructuring costs in Series I was offset by a decrease in legal fees resulting from negotiations with Series I defaulted borrowers. During the nine months ended September 30, 1994 Series I had approximately $26,000 in such costs as compared to $93,000 for the same period in 1993.

The lingering effect of adverse market conditions continues to impact the revenue stream of many of the properties in each series. Accordingly, during the nine months ended September 30, 1994, 13 properties (eight from Series I and five from Series II) were unable to pay full base interest. Cash flows from all properties have been insufficient to support the payment of contingent interest during the nine months ended September 30, 1994, however, Barkley Place (Series I) and Meadows (Series II) have begun to repay their delinquent base interest.

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

As required by generally accepted accounting principles, the Partnership reclassifies investments in mortgage revenue bonds to investments in real estate partnerships whenever it becomes apparent that the underlying properties are unable to continue to support their entire debt service obligation and that the other sources of funds for debt service, including property level reserves and operating deficit guarantees, are considered insufficient to meet mortgage loan obligations. Under this method of accounting, interest collected from the investments in real estate partnerships is recorded not as interest income, but as a distribution from the investment which decreases the investment's carrying value. Consequently, for financial reporting purposes, as reclassifications occur, there is a corresponding decrease in interest income from investments in mortgage revenue bonds and working capital loans. Further, income is recorded by the Partnership as "Equity in property net income" and the carrying value of the investment in real estate partnerships is adjusted as income or loss (after depreciation) is recognized by the properties. This accounting treatment is for financial reporting purposes only and is not used to determine the income reported for federal income tax purposes, the amount of distributions to investors or the Managing General Partner's intentions related to other matters including any ongoing legal actions.

As of September 30, 1994, nine Series I properties and six Series
II properties which secure mortgage revenue bonds and working capital loans totalling $132,500,000 and $55,815,000, respectively, were accounted for as investments in real estate partnerships. As of September 30, 1994, the carrying values of these investments in real estate partnerships, net of accumulated depreciation and valuation adjustments, approximated
$106,067,000 for Series I and $48,432,000 for Series II. As the partnership reclassified all of the current investments in real estate partnerships prior to 1994, prior reports should be referenced for further details.

As of September 30, 1994 eight of the nine investments in real estate in Series I and all of the investments in real estate in Series II had been transferred to New Borrowers. The transfers to the New Borrowers were accomplished through the acceptance of deeds-in-lieu of foreclosure, or otherwise settled by SCA
Successor, Inc. replacing the original managing general partner of the original borrowing partnership. One investment in real estate partnership, Willowgreen (Series I), is currently in receipt of the deed transfer. See further discussion of Willowgreen below.

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

The Managing General Partner monitors all of the properties in both series of the Partnership. Management will continue to periodically assess the estimated net realizable value and fair value of the properties to determine whether further valuation adjustments are appropriate due to, among other factors, a change of market conditions or the physical condition of the properties.
During the nine months ended September 30, 1994, there were no valuation adjustments in either series.

The following is a discussion of events which occurred during the first nine months of 1994 which affected the properties that collateralize the Partnership's investments. If a property is not mentioned, its status has remained unchanged; prior reports should be referenced for further details.

Series I

Creekside: Under the terms of the settlement agreement reached with the guarantor as previously discussed in Note 4 to the December 31, 1993 financial statements included in form 10-K, the guarantor paid $12,400 to Series I in August 1994. This represents $10,000 in principal owed plus $2,400 in interest. The remaining $20,000 owed will be paid in two installments of $10,000 plus interest. These payments are due on or before August 31, 1995 and August 31, 1996.

North Pointe: As discussed in previous reports, a settlement agreement was signed on November 23, 1992 whereby Shelter Corporation of Canada Limited (SCCL) and Winnipeg Financial and Management, Inc., the third party guarantors, are to perform fully under the terms of the limited operating deficit guarantee. During the first nine months of 1994, scheduled payments of approximately $87,000 were received by the Partnership as payment in accordance with the settlement agreement. In addition, the settlement agreement provides for the accrual of interest compounded quarterly on the unpaid balance. The December 31, 1992 report on Form 10-K should be referenced for additional information on the terms of the settlement agreement.

Willowgreen: As previously discussed in Note 4 to the December 31, 1993 financial statements included in Form 10-K, Willowgreen's original borrower defaulted on the mortgage thus initiating workout discussions. The Managing General Partner has reached an agreement with the original borrower to take title to the property and is in receipt of the deed transfer.

Lakeview: As of September 30, 1994, the borrowing partnership for Lakeview Garden Apartments was not in monetary default of the loan agreement. However, project cash flow is not adequate to pay the full monthly debt service and property-level reserves, which have supplemented interest payments from property operations, will soon be exhausted. Deficits in base interest are anticipated to occur in the fourth quarter of 1994. As a result, the Managing General Partner began negotiations to transfer the deed in-lieu of foreclosure to a New Borrower. The transfer of the deed may take place in the first quarter of 1995.

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

  During the six months ended June 30, 1994, the Managing General Partner set aside approximately $75,000 of property cash flow to fully fund the tax and insurance escrow accounts which the original borrower had refused to fund. Upon the transfer of the property, SCA Successor, Inc. determined that approximately $150,000 needs to be spent on physical improvements. These repairs are expected to be completed by the Spring of 1995.

Whispering Lake: As discussed in previous reports, a settlement agreement was signed on November 23, 1992 whereby SCCL, the third party guarantor, is to perform fully under the terms of the limited operating deficit guarantee. During the first nine months of 1994, scheduled payments of approximately $124,000 were received by the Partnership as payment in accordance with the settlement agreement. In addition, the settlement agreement provides for the accrual of interest on the unpaid balance compounded quarterly. The December 31, 1992 report on Form
10-K should be referenced for additional information on the terms of the settlement agreement.

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


DATED:  November 14, 1994