Form 10-K
SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
filed 1995-03-31
CIK 806641

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d) of
                     Securities Exchange Act of 1934

For the period ended:   December 31, 1994     Commission file number:   0-15725
                        -----------------                               -------
                  SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
         (Exact name of registrant as specified in its charter)

            Delaware                                   52-1449733
       -----------------------             ----------------------------------
       (State of organization)             (I.R.S. Employer Identification No.)

     218 North Charles Street, Suite 500, Baltimore, Maryland 21201
     --------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

   Registrant's telephone number, including area code:  (410) 962-0595
                                                        --------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:     Name of each exchange on which registered:

              None                            None
     --------------------          ------------------------
Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]   No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         [X]

     The Registrant is a partnership. Accordingly, no voting stock is held by non-affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE


Part of the           Document Incorporated by
Form 10-K                   Reference
-----------  -----------------------------------------------------

I.        Pages 25-30 of the Series I Prospectus of the
          Registrant dated June 3, 1986 (the "Prospectus") filed with the Commission pursuant to Rule 424(b).

          Pages S-3 through S-10 of the Supplement to the Prospectus dated June 3, 1986 filed with the Commission pursuant to Rule 424(b).

          Pages 2-3 and 6-9 of the Supplement to the Prospectus dated October 6, 1986 included in
          Post-Effective Amendment No.1 to the Partnership's
          Registration Statement on Form S-11, filed with the Commission on November 3, 1986.

          Pages 2-8, 10-13 and 14-18 of the Supplement to the Prospectus dated November 28, 1986 included in Post-Effective Amendment No. 3 to the Partnership's Registration Statement on Form S-11, filed with the Commission on February 3, 1987.

          Page 4 of the 1987 Form 10-K filed with the Commission on March 30, 1988.

          Pages 10-16 of the 1987 Annual Report to Investors.

          Page 4 of the 1988 Form 10-K filed with the Commission on March 31, 1989.

          Page A-18 of the 1988 Form 10-K filed with the Commission on March 31, 1989.

          Page A-25 and A-26 of the 1989 Form 10-K filed with the Commission on April 2, 1990.

          Page A-23 through A-25 of the 1990 Form 10-K filed with the Commission on April 1, 1991.

          Page A-27 and A-28 of the 1991 Form 10-K filed with the Commission on March 30, 1992.

          Page A-36 and A-37 of the 1992 Form 10-K filed with the Commission on March 30, 1993.

III.      Pages 15-17 and 49-52 of the Prospectus.

PART I

ITEM 1.  BUSINESS.

     Description of Business

     The SCA Tax Exempt Fund Limited Partnership (the
"Partnership") was organized in 1986 and had two public offerings of Beneficial Assignee Certificates ("BACs") representing the assignment of limited partnership interests. The Partnership was organized for the purpose of acquiring a portfolio of tax exempt mortgage revenue bonds issued by various state or local governments or their agencies or authorities. The portfolio is made up of two distinct pools of investments ("Series I and Series II"). The Partnership separately reports the operating activity of each series by preparing separate financial statements. SCA Realty I, Inc. is the .1% Managing General Partner and SCA Associates 86 Limited Partnership is the .99%
Associate General Partner (collectively, the "General Partners").

     The only business of the Partnership is investing in mortgage revenue bonds. As discussed more fully herein, the Partnership has acquired 23 mortgage revenue bonds utilizing the proceeds of its public offering. The Partnership continues to adhere to its investment objectives and policies as described at pages 25-30 of the Prospectus under the caption "Business Objectives and Investment Policies," which is incorporated herein by reference. A general description of the mortgage revenue bonds, a summary of the mortgage revenue bonds owned by the Partnership, and more complete descriptions of the specific mortgage revenue bonds together with the underlying mortgaged properties are set forth within the following documents which descriptions are incorporated by reference herein:

          Pages S-3 to S-10 of the Supplement to the Prospectus dated June 3, 1986

          Pages 2-3 and 6-9 of the Supplement to the Prospectus dated October 6, 1986

          Pages 2-8, 10-13 and 14-18 of the Supplement to the Prospectus dated November 28, 1986

          Page 4 of the 1987 Form 10-K filed with the Commission on March 30, 1988

          Pages 10-16 of the 1987 Annual Report to Investors

          Page 4 of the 1988 Form 10-K filed with the Commission on March 31, 1989.

     In addition, certain information with respect to the mortgage revenue bonds, and the properties securing the mortgage revenue bonds, is set forth herein.

     In order to provide loan funds for transaction costs which could not be covered within the tax-exempt mortgage revenue bonds due to changes contained in the Tax Reform Act of 1986, the Partnership has used a small portion of BAC proceeds, approximately
1% in Series I and 3% in Series II, to provide taxable working capital loans to the developers of mortgaged properties. Each of the original working capital loans is payable on the same terms and conditions as the corresponding mortgage revenue bonds, but interest on the working capital loans is taxable and results in a portion of the income to be realized by the BAC Holders being included in their gross income for federal income tax purposes.

     During 1988, as a result of workout negotiations initiated by the borrowing entity, an affiliate of the Managing General Partner received the deed to the Barkley Place property in lieu of the Partnership pursuing foreclosure actions against the borrower. A discussion of this transaction is described at page A-18 of the 1988 Form 10-K filed with the Commission on March 31, 1989, and is included herein by reference.

     During 1989, the borrowing entities for both the Montclair and the Newport Village properties initiated workout negotiations with the Partnership due to various circumstances. These negotiations resulted in the transfer of the properties' deeds to affiliates of the Managing General Partner in lieu of foreclosure by the Partnership. A discussion of these transactions is included on pages A-25 and A-26 of 1989
Form 10-K filed with the Commission on April 2, 1990 and is included herein by reference.

     In September 1989, just prior to the occurrence of a monetary default, the borrower for the Steeplechase Falls project declared bankruptcy. The Managing General Partner took appropriate steps to protect the Partnership's interest in this property, and on March 18, 1993 negotiated terms of a transfer of deed-in-lieu of foreclosure. A discussion of this transaction is included on page A-36 of 1992 Form 10-K filed with the Commission on March 30, 1993 and is included herein by reference.

     In May 1990, the Managing General Partner and the original borrowers of Gilman Meadows, Mallard Cove I and Mallard Cove II entered into an agreement that provided for an affiliate of the Managing General Partner to assume management of the properties and for the borrowers to grant deeds-in-lieu of foreclosure to affiliates of the Managing General Partner. A discussion of these transactions is included on page A-37 of the 1992 Form 10-K filed with the Commission on March 30, 1993 and is included herein by reference.


     During 1990 the Managing General Partner entered into negotiations with St. Louis Park Housing Partners, the borrowing partnership for Newport on Seven, a Series I property. These negotiations were concluded in 1991 and are discussed on page A-28 of 1991 Form 10-K filed with the Commission on March 30, 1992 which is included herein by reference.

     In December 1990, the Managing General Partner had an affiliate accept the deed to the Nicollet Ridge property in lieu of the Partnership pursuing foreclosure actions against the borrower. This action resulted after a series of actions taken against the borrower when the property came into monetary default. A discussion of these transactions is included on pages A-24 and A-25 of 1990 Form 10-K filed with the Commission on April 1, 1991 and is included herein by reference.

     In March 1991, at the request of the Managing General
Partner, a receiver was appointed by the court to take control of the Creekside property from the original borrower. On February 9, 1994, an affiliate of the Managing General Partner received the deed to the Creekside property in lieu of the Partnership pursuing foreclosure actions against the borrower. A more complete discussion of this transaction is set forth in Note 4 to the financial statements included herein.

     In August 1991, the borrowing partnership for The Meadows was declared in default for failure to pay its full base interest. After subsequent workout discussions, the borrower transferred the deed to the property to an affiliate of the Managing General Partner on March
2, 1992. A more complete discussion of this property is included on page A-28 of the 1991 Form 10-K filed with the Commission on March 30, 1992 and is included herein by reference.

     In September 1991, the borrowing partnerships for North
Pointe (formerly Shandin Hills) and Whispering Lake were declared in default for failure to pay their full base interest. After the guarantor for each property indicated its inability to fully fund on a current basis the operating deficits for either property, the Managing General
Partner entered into workout discussions with the guarantor and respective borrowers. As a result of these negotiations, settlement agreements were executed with the guarantor and respective borrowers for each property. A more complete discussion of these transactions are included as set forth on pages A-36 and A-37 of the 1992 Form 10-K filed with the commission on March 30, 1993 and is included herein by reference.

     During 1993, the borrowing partnerships for Willowgreen and Hamilton Chase were declared in default for failure to pay the full base interest, and the guarantors were unable to fully fund the deficit. Therefore, the Managing General Partner entered into workout
discussions with the guarantors and respective borrowers.   On
February 24, 1994, an agreement was reached whereby an affiliate of the Managing General Partner replaced the managing general partner of the original borrowing partnership for the Hamilton Chase property. The amended partnership agreement was executed on June
13, 1994 thus completing the workout negotiations.  On November
21, 1994 the deed to Willowgreen was transferred to an affiliate of the Managing General Partner in lieu of foreclosure by the Partnership.
A more complete discussion of these properties is set forth in Note 4 to the financial statements included herein.

     During 1994, property level reserves on Lakeview Gardens were exhausted and the original borrower refused to fund the operating deficits of the property. The Managing General Partner, in anticipation of the pending default, initiated workout discussions with the original borrower in the fourth quarter of 1994. The transfer of the deed is expected to take place in April 1995.

     The Managing General Partner has the authority to extend additional working capital loans to borrowers out of undistributed income and, where available, Partnership reserves. The interest paid on all such working capital loans is fully taxable. The Managing General Partner evaluates requests for working capital loans on a case-by-case basis, considering economic necessity in covering project operating expenses (excluding debt service) or capital improvements. Interest on additional working capital loans is payable at a maximum rate of 8% per annum.

     Prior to 1992, the Managing General Partner extended additional working capital loans totalling $1,254,592 to the Montclair and Barkley Place for the purpose of covering the operating deficits before debt service of each project. No additional working capital loans to cover operating deficits before debt service were made to any property since 1991.

     Currently, the Managing General Partner anticipates making no additional working capital loans to any properties since all properties are now able to fully pay their operating expenses out of operational cash flow. The Managing General Partner has the ability to make loans to cover deficits from debt service but, to date, has not found it in the Partnership's best interest to do so.

     The Managing General Partner is responsible for a full range of loan servicing and asset management functions for each property whose mortgage revenue bonds are held by the Partnership. A monthly debt service collections system provides the Managing
General Partner with the ability to monitor the timely receipt of all debt service payments and to promptly notify a Borrower of any delinquency, deficiency or default. An extensive reporting system allows the Managing General Partner to review and analyze the revenue, expenses and leasing activity of each property on a monthly basis. In addition, the Managing General Partner inspects each property and market area at least once a year.

     The loan servicing and asset management oversight is designed to allow the Managing General Partner the ability to track the performance of each property and to alert the Managing General
Partner of potential problems. While actions will vary depending upon the nature of an individual problem, the Managing General Partner generally notifies the Borrower of any problems or concerns and recommends corrective action.

     The Partnership responds to defaults on mortgage revenue bonds on a case-by-case basis, attempting, in all instances, to structure a resolution that is in the best interests of the Partnership. After sending requisite default notices, discussions with the developer are typically commenced. In the event that the Managing General Partner determines that the developer remains committed to the project and capable of successful operations, a workout or other forbearance arrangement may be negotiated. Where the Managing General
Partner determines successful operations with the current developer are not feasible, foreclosure proceedings, or negotiation of the transfer of a deed-in-lieu of foreclosure may be undertaken. To facilitate rapid transfer of a problem property and to preserve the tax-exempt status of the bonds, a limited partnership with SCA Successor, Inc. ("New Borrowers"), an affiliate of the Managing General Partner, as general partner is typically designated to accept the deed-in-lieu of foreclosure. New Borrowers accept the deed-in-lieu of foreclosure subject to all of the terms of the original loan transaction as set forth in the loan agreement and bond indenture except for the obligations under the limited operating deficit guarantees. In the absence of operating deficit guarantees, the Partnership may face additional risk from operations with respect to properties for which the New
Borrowers have accepted a deed-in-lieu of foreclosure. This may require subsidies from Partnership reserves to cover potential operating deficits before debt service. The Partnership does not currently anticipate that any such operating deficits before debt service will occur.

     Employees

     The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner and agents retained by it.

     Property Performance

     The portfolio of 23 bonds held by the Partnership is structured to pay distributions from base and contingent interest payments made by the borrowers. At the end of 1994, aggregate occupancy in Series I properties was 92.1%, down from 93.8% a year ago. At the end of 1994, aggregate occupancy in all Series II properties was 95.5%, having increased from 93.4% in 1993. At the end of 1994 aggregate occupancy in retirement and elderly properties was 95.6%, having decreased from 98.2% in 1993. Aggregate Series I and II occupancy at the end of 1994 was 93.3% having decreased from 93.7% in 1993.

     Due to a variety of factors including the favorable investment climate for rental real estate in the early 1980s, the ready availability of financing from thrifts and institutional lenders, and the decision of many developers to take advantage of favorable tax treatment for rental properties, unanticipated over building of apartments occurred during the late 1980's in many localities throughout the country. This oversupply affected a number of the markets in which the Partnership's investments are located. Where this condition existed, there was, until recently, an inability to raise rents as originally anticipated because of the considerable competition. In addition, the general economic recession that occurred in 1990 and continued into 1992 compounded the problems created by an oversupply of apartment units in some markets. Consequently, the net cash flow from most of the properties has been insufficient to pay the base interest due causing the Managing General Partner to draw funds from project level sources such as reserves and guarantees or to declare a monetary default and initiate loan workout discussions in instances where no project level sources existed.

     The large capital base of the Partnership has permitted potential risk to be spread over a relatively large number of acquisitions to provide some protection against unanticipated problems with a few properties. The diversity in the geographic locations of the Partnership's properties also provides some protection against regional economic difficulties which may impact a single property's performance. Construction starts for new apartment units have declined significantly throughout the United States since the mid 1980's and fell to a record low in 1993. This decline in new construction and the economic recovery are bringing about tightening markets, stabilized and higher occupancies and an ability to realize greater rent increases.


     Investment Summary, Series I and Series II

     Certain information with respect to the income from mortgage revenue bonds as of December 31, 1994, including Base Interest due and paid, the source of such payments, as well as revenue and expense information, is set forth in the Table below. The information set forth in the table is presented by Series followed by specific property discussions. The general loan terms for each property are set forth in
Note 3 to the financial statements included herein.

     Total Expenditures as referred to in the specific property descriptions includes normal operating expenses (excluding depreciation) plus escrows for real estate taxes and insurance, reserve for replacement payments, bond issuer fees and capital improvements.


-----------------------------------------------------------------------------------------------------------------------------------
                    |             |             |              |              |   Total     |   Total   |   Total    |   Total    |
Mortgaged           |             |             |  Occupancy   |  Occupancy   |  Operating  | Operating | Operating  | Operating  |
Property Name &     |    Loan     |    Total    |    as of     |    as of     |  Revenues   | Revenues  |Expenses (1)|Expenses (1)|
Location            |   Amount    |    Units    |   12/31/94   |   12/31/93   |    1994     |   1993    |   1994     |   1993     |
-----------------------------------------------------------------------------------------------------------------------------------
SERIES I            |             |             |              |              |             |           |            |            |
Alban Place         |  10,500,000 |         194 |         95.4%|         84.5%|   1,547,418 | 1,512,512 |    778,511 |    708,662 |
  Frederick, MD     |             |             |              |              |             |           |            |            |
Barkley Place       |   9,630,000 |         156 |         94.9%|         99.4%|   2,798,059 | 2,613,722 |  1,919,862 |  1,825,430 |
  Fort Myers, FL    |             |             |              |              |             |           |            |            |
Creekside Village   |  11,985,000 |         296 |         94.6%|         97.3%|   1,561,986 | 1,456,971 |    868,484 |    786,094 |
  Sacramento, CA    |             |             |              |              |             |           |            |            |
Lakeview Garden     |   9,307,500 |         180 |         95.0%|         91.6%|   1,173,594 | 1,289,600 |    581,569 |    510,970 |
  Dade County, FL   |             |             |              |              |             |           |            |            |
The Montclair       |  15,465,000 |         159 |         98.1%|         98.7%|   2,438,140 | 2,269,415 |  1,294,108 |  1,191,224 |
  Springfield, MO   |             |             |              |              |             |           |            |            |
Newport Village     |  10,880,000 |         220 |         98.2%|         95.9%|   1,457,545 | 1,353,964 |    831,817 |    773,299 |
  Thornton, CO      |             |             |              |              |             |           |            |            |
Newport on Seven    |  10,800,000 |         167 |         98.2%|         97.6%|   1,439,834 | 1,367,704 |    845,979 |    859,945 |
  St. Louis Park, MN|             |             |              |              |             |           |            |            |
Nicollet Ridge      |  20,340,000 |         339 |         99.1%|         93.8%|   2,612,751 | 2,609,549 |  1,726,567 |  1,675,017 |
  Burnsville, MN    |             |             |              |              |             |           |            |            |
North Pointe        |  25,850,000 |         540 |         70.6%|         87.2%|   2,803,023 | 2,721,534 |  1,978,376 |  2,180,432 |
  San Bernardino, CA|             |             |              |              |             |           |            |            |
Northridge Park II  |   8,950,000 |         128 |         94.5%|         89.1%|     975,723 |   991,756 |    430,181 |    382,779 |
  Salinas, CA       |             |             |              |              |             |           |            |            |
Riverset Apartments |   6,535,000 |         120 |         96.6%|         97.4%|     823,357 |   789,040 |    292,391 |    259,554 |
  Memphis, TN       |             |             |              |              |             |           |            |            |
Steeplechase Falls  |  18,100,000 |         450 |         94.2%|         95.6%|   2,807,188 | 2,620,397 |  1,439,620 |  1,300,929 |
  Knoxville, TN     |             |             |              |              |             |           |            |            |
Villa Hialeah       |  10,250,000 |         245 |         95.1%|        100.0%|   1,729,566 | 1,657,948 |    975,652 |    917,967 |
  Hialeah, FL       |             |             |              |              |             |           |            |            |
Willowgreen         |   9,450,000 |         241 |         96.7%|         93.4%|   1,376,104 | 1,320,674 |    763,801 |    727,511 |
  Fife, WA          |             |             |              |              |             |           |            |            |
---------------------------------------------------------------|--------------|----------------------------------------------------
TOTALS:             | 178,042,500 |       3,435 |--------------|--------------|  25,544,288 |24,574,786 | 14,726,918 | 14,099,813 |
-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                    |             |             |    1994      |    1994      |    1994     |
Mortgaged           |    1994     |    1994     |Base Interest |Base Interest |  Paid From  |
Property Name &     |Base Interest|Base Interest|  Paid From   |  Paid From   |Other Sources|
Location            |   Due ($)   |Paid ($) (2) |Operations ($)| Reserves ($) |Guarantors($)|
--------------------------------------------------------------------------------------------
SERIES I            |             |             |              |              |             |
Alban Place         |     826,875 |     826,875 |      826,875 |            0 |           0 |
  Frederick, MD     |             |             |              |              |             |
Barkley Place       |     770,404 |     912,373 |      912,373 |            0 |           0 |
  Fort Myers, FL    |             |             |              |              |             |
Creekside Village   |     898,875 |     877,056 |      742,757 |            0 |     134,299 |
  Sacramento, CA    |             |             |              |              |             |
Lakeview Garden     |     721,331 |     659,595 |      551,119 |      108,476 |           0 |
  Dade County, FL   |             |             |              |              |             |
The Montclair       |   1,217,868 |   1,211,332 |    1,203,832 |            0 |       7,500 |
  Springfield, MO   |             |             |              |              |             |
Newport Village     |     856,800 |     649,832 |      639,692 |            0 |      10,140 |
  Thornton, CO      |             |             |              |              |             |
Newport on Seven    |     877,500 |     597,611 |      597,611 |            0 |           0 |
  St. Louis Park, MN|             |             |              |              |             |
Nicollet Ridge      |   1,601,775 |     912,202 |      912,202 |            0 |           0 |
  Burnsville, MN    |             |             |              |              |             |
North Pointe        |   2,035,688 |   1,017,271 |      922,468 |            0 |      94,803 |
  San Bernardino, CA|             |             |              |              |             |
Northridge Park II  |     671,250 |     671,250 |      560,053 |            0 |     111,197 |
  Salinas, CA       |             |             |              |              |             |
Riverset Apartments |     514,631 |     514,631 |      507,693 |        2,974 |       3,964 |
  Memphis, TN       |             |             |              |              |             |
Steeplechase Falls  |   1,425,375 |   1,353,755 |    1,353,755 |            0 |           0 |
  Knoxville, TN     |             |             |              |              |             |
Villa Hialeah       |     807,188 |     807,180 |      750,180 |       57,000 |           0 |
  Hialeah, FL       |             |             |              |              |             |
Willowgreen         |     756,000 |     637,105 |      637,105 |            0 |           0 |
  Fife, WA          |             |             |              |              |             |
--------------------------------------------------------------------------------------------|
TOTALS:             |  13,981,560 |  11,648,068 |   11,117,715 |      168,450 |     361,903 |
---------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                    |             |             |              |              |   Total     |   Total   |   Total    |   Total    |
Mortgaged           |             |             |  Occupancy   |  Occupancy   |  Operating  | Operating | Operating  | Operating  |
Property Name &     |    Loan     |    Total    |    as of     |    as of     |  Revenues   | Revenues  |Expenses (1)|Expenses (1)|
Location            |   Amount    |    Units    |   12/31/94   |   12/31/93   |    1994     |   1993    |    1994    |    1993    |
-----------------------------------------------------------------------------------------------------------------------------------
SERIES II           |             |             |              |              |             |           |            |            |
Emerald Hills       |   7,250,000 |         130 |         98.5%|         93.1%|   1,025,241 |   958,089 |    498,827 |    493,503 |
  Issaquah, WA      |             |             |              |              |             |           |            |            |
Gilman Meadows      |   7,100,000 |         125 |         93.6%|         90.4%|   1,024,228 |   937,916 |    504,411 |    556,368 |
  Issaquah, WA      |             |             |              |              |             |           |            |            |
Hamilton Chase      |  13,975,000 |         300 |         90.0%|         95.7%|   1,942,885 | 1,962,883 |  1,175,811 |    851,657 |
  Chattanooga, TN   |             |             |              |              |             |           |            |            |
Mallard Cove I      |   2,610,000 |          63 |         95.2%|         93.7%|     356,864 |   342,076 |    244,566 |    237,562 |
  Everett, WA       |             |             |              |              |             |           |            |            |
Mallard Cove II     |   6,740,000 |         135 |         95.6%|         91.9%|     884,739 |   848,729 |    551,307 |    489,239 |
  Everett, WA       |             |             |              |              |             |           |            |            |
The Meadows         |   7,200,000 |         200 |         99.5%|         95.6%|   1,126,260 | 1,054,959 |    584,075 |    552,784 |
  Memphis, TN       |             |             |              |              |             |           |            |            |
Riverset Apartments |  12,640,000 |         232 |         96.6%|         97.4%|   1,592,597 | 1,526,224 |    565,564 |    502,048 |
  Memphis, TN       |             |             |              |              |             |           |            |            |
Southfork Village   |  10,550,000 |         200 |         98.5%|         96.5%|   1,673,077 | 1,612,042 |    882,967 |    821,816 |
  Lakeville, MN     |             |             |              |              |             |           |            |            |
Whispering Lake     |  18,190,000 |         384 |         95.3%|         88.3%|   2,037,730 | 1,933,572 |  1,052,173 |  1,176,884 |
  Kansas City, MO   |             |             |              |              |             |           |            |            |
---------------------------------------------------------------|--------------|----------------------------------------------------
TOTALS:             |  86,255,000 |       1,769 |--------------|--------------|  11,663,621 |11,176,490 |  6,059,701 |  5,681,861 |
-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                    |             |             |    1994      |    1994      |    1994     |
Mortgaged           |    1994     |    1994     |Base Interest |Base Interest |  Paid From  |
Property Name &     |Base Interest|Base Interest|  Paid From   |  Paid From   |Other Sources|
Location            |   Due ($)   |Paid ($) (2) |Operations ($)| Reserves ($) |Guarantors($)|
--------------------------------------------------------------------------------------------
SERIES II           |             |             |              |              |             |
Emerald Hills       |     561,875 |     561,875 |      543,750 |       18,125 |           0 |
  Issaquah, WA      |             |             |              |              |             |
Gilman Meadows      |     568,000 |     520,027 |      515,282 |            0 |       4,745 |
  Issaquah, WA      |             |             |              |              |             |
Hamilton Chase      |   1,118,000 |     708,993 |      708,993 |            0 |           0 |
  Chattanooga, TN   |             |             |              |              |             |
Mallard Cove I      |     190,530 |     113,105 |      113,105 |            0 |           0 |
  Everett, WA       |             |             |              |              |             |
Mallard Cove II     |     545,536 |     336,775 |      336,775 |            0 |           0 |
  Everett, WA       |             |             |              |              |             |
The Meadows         |     549,000 |     577,908 |      577,908 |            0 |           0 |
  Memphis, TN       |             |             |              |              |             |
Riverset Apartments |     995,400 |     995,400 |      981,980 |        5,753 |       7,667 |
  Memphis, TN       |             |             |              |              |             |
Southfork Village   |     830,813 |     830,813 |      800,813 |       30,000 |           0 |
  Lakeville, MN     |             |             |              |              |             |
Whispering Lake     |   1,386,987 |   1,153,566 |      924,000 |            0 |     229,566 |
  Kansas City, MO   |             |             |              |              |             |
--------------------------------------------------------------------------------------------|
TOTALS:             |   6,746,141 |   5,798,462 |    5,502,606 |       53,878 |     241,978 |
---------------------------------------------------------------------------------------------


FOOTNOTES:
(1) Total Expenses include normal operating expenses (excluding depreciation) plus escrows for real estate taxes and insurance, reserve for replacement payments, servicing fees, bond issuer fees, and capital improvements.
Total Operating Revenues and Total Operating Expenses for 1993 as reported in this year's annual report may differ from those reported in last year's second annual report due to revisions to property operating statements or reclassification of certain expenses.

(2) Base Interest Paid equals, generally, cash receipts from property operations, property level reserves and other sources during the calendar year.  For purposes of this table, these receipts are compared to base interest due in the same calendar year.
Therefore, the cumulative base interest shortfall for a property may exceed the shortfall for 1994.


ALBAN PLACE - Frederick, Maryland
     Borrower:  Alban Place Limited Partnership
     General Partner:  Arthur S. Lazerow

Alban Place is located on a 19-acre site in the city of Frederick, Maryland. The property consists of 22 buildings with a total of 194 units. This family-oriented townhouse community is conveniently located near shopping and business areas. Schools and day care centers are within walking distance of the property.

Alban Place continues to be owned by the original borrowing partnership.

                               1994      1993       1992        1991
-----------------------------------------------------------------------
Total Revenues ($)         1,547,000   1,513,000  1,486,000   1,561,000
% Change from prior year        +2.2        +1.8       -4.8        +5.0
-----------------------------------------------------------------------
Total Expenses ($)           779,000     709,000    698,000     778,000
% Change from prior year        +9.9        +1.6      -10.3       +15.6
-----------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)               827,000     827,000    827,000     827,000
% Change from prior year         0.0         0.0        0.0        -2.2
-----------------------------------------------------------------------
Occupancy @ Year End (%)        95.4        84.5       92.8        81.0
-----------------------------------------------------------------------
Average Occupancy (%)           96.9        95.1       93.3        93.2


Rental Housing Market - The Frederick rental housing market has remained stable with slight increases in rents and decreased use of rental concessions. Occupancy has also remained stable and, because mortgage interest rates rose during the latter half of 1994, the seasonal increase in vacancy attributable to home buying did not materialize. New construction in the Frederick market continues to consist of single-family detached, townhouse and condominium units. To the best of the Managing General Partner's knowledge, no new rental communities were built in Frederick in 1994 and no apartment construction is anticipated in 1995.

1994 Property Operating Results - Total revenues increased due to an increase in average occupancy, small increases in market rents and fewer rental concessions. Total expenses in 1994 reflect higher utility costs and capital expenses. Absent these expenses, total expenses increased by only 4%. Operating cash flow continues to support 100% of the debt service obligation.

BARKLEY PLACE - Fort Myers, Florida
     New Borrower:  Barkley Place Limited Partnership
     General Partner:  SCA Successor, Inc.

Barkley Place is a 156 unit rental retirement community located off of U.S. Route 42 in the city of Fort Myers. The apartments are in two three-story elevator buildings which are joined by an activities building. The property has a full service dining room, kitchen, activities and exercise rooms, billiard lounge, community room, beauty salon and administrative offices.

Residents receive one to three meals each day (depending upon their chosen meal plan), all utilities, weekly maid and linen service, scheduled transportation, planned activities and 24-hour security and nursing response. Assisted care services are provided to residents in 30 of the apartments. Those residents receive all of the above services plus assistance with daily living activities, medication monitoring and case management.

The deed to the property was transferred to a SCA Successor, Inc.
controlled partnership in September 1988.

                             1994        1993        1992       1991
------------------------------------------------------------------------
Total Revenues ($)        2,798,000   2,614,000   2,426,000   2,092,000
%Change from prior year        +7.0        +7.7       +16.0       +28.7
------------------------------------------------------------------------
Total Expenses ($)        1,920,000   1,825,000   1,800,000   1,858,000
% Change from prior year       +5.2        +1.4        -3.1       +16.3
------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)              912,000     772,000     524,000     280,000
% Change from prior year      +18.1       +47.3       +87.1         [1]
------------------------------------------------------------------------
Occupancy @ Year End (%)       94.9        99.4        96.8        93.6
------------------------------------------------------------------------
Average Occupancy (%)          97.5        98.1        95.5        90.1


     [1]  The property paid no debt service from property operations in 1990.

 Rental Housing Market - There are three other full service rental retirement communities similar to Barkley Place in Fort Myers. All were built in the 1980's and each report high occupancy. Historically, Barkley has had higher occupancy and market rents than its competitors--a trend that is expected to continue based on the property's superior reputation in the market. To the best of the Managing General Partner's knowledge, there are no comparable properties under construction or planned for the Fort Myers area. A large property is planned for the submarket to the east of Fort Myers, with a projected construction start of late 1995 at the earliest.

1994 Property Operating Results - Total revenues grew as a result of rent increases for existing residents and increases in the property's market rents. Market rents were increased approximately 5% in 1994. Total operating expenses grew at a slightly higher than average rate due to the completion of several capital improvements. Barkley Place paid its full debt service obligation from operating cash flow in 1994, as it did in 1993.

CREEKSIDE VILLAGE - Sacramento, California
     New Borrower:  Creekside Village Limited Partnership
     General Partner:  SCA Successor, Inc.

Creekside Village is located on a 17 acre site in Sacramento, California. The property is conveniently located to Highway 99, a major thoroughfare. Shopping and medical facilities are within walking distance of the site. The property consists of two-story garden walkups and three-story elevator buildings with a total of 296 units. Creekside Village's amenities include a recreation building with a lounge, kitchen and game rooms, swimming pool, laundry facilities, covered parking and security gate system.

In February of 1994 the deed to the property was transferred to a SCA Successor, Inc. controlled partnership.

                             1994         1993         1992         1991
--------------------------------------------------------------------------
Total Revenues ($)        1,562,000    1,457,000    1,453,000    1,285,000
% Change from prior year       +7.2         +0.3        +13.1        +34.3
--------------------------------------------------------------------------
Total Expenses ($)          868,000      786,000      828,000      858,000
% Change from prior year      +10.4         -5.1         -3.5        +55.7
--------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)              743,000      693,000      620,000      347,000
% Change from prior year       +7.2        +11.8        +78.7        -18.2
--------------------------------------------------------------------------
Occupancy @ Year End (%)       94.6         97.3         93.2         92.9
--------------------------------------------------------------------------
Average Occupancy (%)          97.2         93.5         94.9         84.0


The Rental Market - Creekside Village is designed for seniors age 55 and older. There are only a few facilities like it in Sacramento, none of which are located close to Creekside. Creekside's competition in 1994 came primarily from two sources: a new, subsidized project for seniors located in the submarket to the north of Creekside and the many family-oriented apartment properties located nearby. One of these family-oriented properties is being renovated and converted to "seniors only", but it has had no negative effect on Creekside. To the best of the Managing General Partner's knowledge, there are no properties like Creekside currently under construction or planned for the south Sacramento area in 1995.

The Sacramento rental market showed some improvement in 1994, with the apartment occupancy rate increasing to about 92% and market rents increasing about 5%. By comparison, in 1993 the apartment occupancy rate was 90% and market rents were either flat or declining. Improvement in the rental market has occurred hand in hand with positive job growth for the first time in three years, a decline in the unemployment rate and continued historically low levels of new apartment construction. Only 700 multifamily units were completed in the Sacramento region in 1994.

1994 Property Operating Results - Consistent with the improvement in the apartment market, Creekside's total revenues increased as a result of higher occupancy, rent increases for existing residents and a small (about 2%) increase in the property's market rents. Total operating expenses increased at an above average pace due to large increases in the costs of utilities and services. As the year ended, Creekside's occupancy was declining slowly and small concessions were being offered to stimulate leasing.

EMERALD HILLS - Issaquah, Washington
     Borrower: Axelrod-Emerald Hills Associates Limited Partnership General Partner: The Axelrod Company

Emerald Hills is located in Issaquah, a suburb 16 miles east of Seattle. The property consists of two- and three-story garden-style buildings and townhouses totaling 130 units. Property amenities include underground and covered parking, a clubhouse with exercise equipment and meeting rooms and an outdoor spa.

Emerald Hills continues to be owned by the original borrowing partnership.

                             1994         1993         1992         1991
---------------------------------------------------------------------------
Total Revenues ($)        1,025,000      958,000      933,000      912,000
% Change from prior year       +7.0         +2.7         +2.3         -1.5
---------------------------------------------------------------------------
Total Expenses ($)          499,000      494,000      488,000      504,000
% Change from prior year       +1.0         +1.2         -3.2        +12.2
---------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)              544,000      460,000      469,000      404,000
% Change from prior year      +18.3         -1.9        +16.1        -16.5
---------------------------------------------------------------------------
Occupancy @ Year End (%)       98.5         93.1         89.2         93.9
---------------------------------------------------------------------------
Average Occupancy (%)          98.0         95.8         93.3         90.8


The Rental Market - Apartment construction in King County remained low again in 1994 with the construction of approximately 1,460 new apartment units. As in 1993, none of these units were constructed in Issaquah. However, one 128-unit property began development in late
1994 and is expected to be completed in 1995. Based on the proposed pricing of its units and proposed amenities, this property is not expected to be a direct competitor of Emerald Hills. In 1994, the vacancy rate in King County increased to slightly more than 5%, but declined in the Issaquah submarket as the units completed in 1992 were absorbed.
According to published sources, the use of rental concessions in this submarket remained the same as in 1993.

1994 Property Operating Results - Total revenues for the property increased on the strength of higher average occupancy, elimination of rental concessions, slightly higher market rents (2.5% increases) and rent increases for existing residents. Total expenses remained comparable to the previous year. Debt service payments from operations increased in 1994, minimizing the use of property-level reserves.

GILMAN MEADOWS - Issaquah, Washington
     New Borrower:  Gilman Meadows Limited Partnership
     General Partner:  SCA Successor, Inc.

Gilman Meadows is located in Issaquah, a suburb 16 miles east of Seattle. The property consists of 19 two-story buildings totaling 125 units. Property amenities include a swimming pool, a clubhouse with an exercise room, playground and covered parking.

The deed to the property was transferred to a SCA Successor, Inc.
controlled partnership in July 1992.

                              1994         1993         1992         1991
---------------------------------------------------------------------------
Total Revenues ($)         1,024,000      938,000      887,000      847,000
% Change from prior year        +9.2         +5.7         +4.7         -5.6
---------------------------------------------------------------------------
Total Expenses ($)           504,000      556,000      553,000      536,000
% Change from prior year        -9.4         +0.5         +3.2        +13.6
---------------------------------------------------------------------------
Debt Service Paid ($)
(Operations)                 515,000      411,000      226,000      363,000
% Change from prior year       +25.3        +81.9        -37.7        -15.2
---------------------------------------------------------------------------
Occupancy @ Year End (%)        93.6         90.4         91.2         87.2
---------------------------------------------------------------------------
Average Occupancy (%)           92.1         92.5         91.2         86.7


The Rental Market - Apartment construction in King County remained low again in 1994 with the construction of approximately 1,460 new apartment units. As in 1993, none of these units were constructed in Issaquah. However, one 128-unit property began development in late
1994 and is expected to be completed in 1995. Based on the proposed pricing of its units and proposed amenities, this property is not expected to be a direct competitor of Gilman Meadows. In 1994, the vacancy rate in King County increased to slightly more than 5%, but declined in the Issaquah submarket as the units completed in 1992 were absorbed. The use of rental concessions in this submarket remained the same as in 1993.

1994 Property Operating Results - Total revenues for the property increased on the strength of higher average economic occupancy, higher market rents (2-4% increases depending on unit type), and rent increases for existing residents. Total expenses decreased compared with 1993 because no major capital improvements were required.

HAMILTON CHASE - Chattanooga, Tennessee
     Borrower:  Hamilton Grove Limited Partnership
     General Partner:  SCA Successor, Inc.

Hamilton Chase is located approximately 13 miles from downtown
Chattanooga. The property consists of 17 two-story garden apartment buildings totaling 300 units. The property offers a large clubhouse, a fully-equipped exercise room, racquetball court, jacuzzi, swimming pool and a jogging trail circling the site.

Control of the Hamilton Grove Limited Partnership and the property was achieved when SCA Successor, Inc. replaced the general partner of the borrower in June 1994. This action was taken as a result of the borrower's failure to pay its full debt service obligation. Since assuming control of the property, several physical improvements have been initiated to improve its marketability.

                             1994         1993         1992         1991
--------------------------------------------------------------------------
Total Revenues ($)        1,943,000    1,963,000    1,923,000    1,810,000
% Change from prior year       -1.0         +2.1         +6.2         +4.4
--------------------------------------------------------------------------
Total Expenses ($)        1,176,000      852,000      762,000      873,000
% Change from prior year      +38.0        +11.8        -12.7         -7.5
--------------------------------------------------------------------------
Debt Service Paid ($)
(Operations)                709,000      948,000    1,089,000      918,000
% Change from prior year      -25.2        -12.9        +18.6         +8.4
--------------------------------------------------------------------------
Occupancy @ Year End (%)       90.0         95.7         94.0         95.7
--------------------------------------------------------------------------
Average Occupancy (%)          93.2         94.7         95.8         93.1


Rental Housing Market - The construction of new rental units in the Chattanooga region has been limited to small townhouse developments which, due to a soft market, were converted to rental properties. To the best of the Managing General Partner's knowledge, no new construction of multi-family rental units is anticipated in 1995. Despite the lack of any new apartment construction in 1994, average occupancy and market rental rates remained stable in the region.

1994 Property Operating Results - Total revenues decreased slightly from the previous year due to an increase in vacancy in the latter half of 1994. The large increase in expenses is attributable to an additional $216,000 in real estate taxes (unpaid from 1993), capital improvements, and certain non-recurring administrative costs.

LAKEVIEW GARDEN APARTMENTS - Dade County, Florida
     Borrower:  Lakeview Garden Apartments Limited Partnership
     General Partner:  Madick Developers, Inc.

Located south of Miami, in the Saga Bay area, Lakeview was built on a
7.8 acre waterfront site. The property consists of 180 units in three four-story buildings. Lakeview is conveniently located near Burger King's
World Headquarters and a major Dade County office annex. There is easy access to the Florida Turnpike from the site. Lakeview Apartments offers one and two bedroom units with kitchen pantries, walk-in closets, washer/dryer facilities, open balconies and wall-to-wall carpeting. Amenities include a swimming pool, security gate, volley ball court, picnic pavilion and covered parking.

Lakeview continues to be owned by the original borrowing partnership; however, deficits in base interest occurred in the fourth quarter of 1994.
As a result, the Managing General Partner began negotiations to transfer the deed-in-lieu of foreclosure to a SCA Successor, Inc. controlled partnership. The transfer of the deed is expected to occur in April of 1995.

                             1994         1993         1992         1991
--------------------------------------------------------------------------
Total Revenues ($)        1,174,000    1,290,000    1,120,000    1,028,000
% Change from prior year       -9.0        +15.2         +8.9         -4.1
--------------------------------------------------------------------------
Total Expenses ($)          582,000      511,000      547,000      464,000
% Change from prior year      +13.9         -6.6        +17.9         -2.7
--------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)              551,000      721,000      580,000      572,000
% Change from operations      -23.6        +24.3         +1.4         -0.7
--------------------------------------------------------------------------
Occupancy @ Year End (%)       95.0         91.6          0.0[1]      84.9
--------------------------------------------------------------------------
Average Occupancy (%)          91.1          [1]          [1]         89.4


[1] Due to Hurricane Andrew the property was not occupied for several months in 1992 and 1993.

Rental Housing Market - 1994 was a year of adjustment for the greater
Miami market and the Cutler Ridge/Saga Bay submarket. During 1993, the greater Miami apartment market and the Cutler Ridge/Saga Bay submarket were stimulated by Hurricane Andrew (August 1992) as displaced people, especially homeowners and out-of-town or out-of-state construction workers, took temporary residence in apartments. Vacant apartments were hard to find and rents, which had been growing only slowly, increased very rapidly. Meanwhile, apartment construction continued at low levels, i.e., at a pace less than one-third the rate of the late 1980's.

By 1994, most apartments and homes had been restored, homeowners had returned to their residences and the temporary workers had left the region, simultaneously creating an increase in apartment supply and a decrease in apartment demand. These factors plus an upsurge in apartment construction contributed to a general increase in the apartment vacancy rate, flat or declining rents and an increase in rental concessions in the region.

As the year ended, Lakeview was feeling the effects of a soft rental market. Its occupancy rate was declining and rental concessions were being widely offered. Although, there were no new apartments under construction nearby. Lakeview was receiving stiff competition from several recently renovated projects in the area which benefit from superior location and access.


1994 Property Operating Results - Total revenues declined due to lower occupancy and widespread use of rental concessions to stimulate leasing. Market rents were flat during the year, and minimal rent increases were passed-on to residents. Total expenses increased due to increased personnel costs and real estate taxes and insurance. The real estate taxes were increased after the property was rebuilt and reassessed. Insurance premiums for South Florida properties have increased following the Hurricane. As a result of the decline in revenues and increase in expenses, the property was able to pay only 76.4% of its debt service from property operations.

MALLARD COVE - Everett, Washington
     New Borrower:  Mallard I & II Limited Partnerships
     General Partner:  SCA Successor, Inc.

Mallard Cove is located on a 9.3-acre site in the Everett submarket, north of Seattle. Interstate-5 is only minutes from the site, which provides easy access to Seattle and the Boeing Aircraft Plant in Everett. The property consists of 198 units in three-story garden style buildings. Project amenities include a natural lake, swimming pool, exercise room, community building, jacuzzi and covered parking.

The property (which is divided into two phases of 63 and 135 units) was acquired through two separate bond issues. Both phases were transferred to SCA Successor, Inc. controlled partnerships in July 1992.

                             1994          1993         1992         1991
---------------------------------------------------------------------------
Total Revenues ($)        1,242,000     1,191,000    1,125,000    1,059,000
% Change from prior year       +4.3          +5.9         +6.2         -8.6
---------------------------------------------------------------------------
Total Expenses ($)          796,000       727,000      616,000      650,000
% Change from prior year       +9.5         +18.0         -5.2         -6.1
---------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)              450,000       455,000      418,000      459,000
% Change from prior year       -1.1          +8.9         -8.9         +0.7
---------------------------------------------------------------------------
Occupancy @ Year End (%)       95.4          92.4         96.0         87.4
---------------------------------------------------------------------------
Average Occupancy (%)          93.1          91.9         94.0         85.3


The Rental Market - The construction of new apartments in Snohomish
County was again minimal in 1994 with fewer than 300 units completed
in the County.   According to published reports, however, five new
properties are anticipated to be constructed in 1995 which could result in as many as 570 additional rental units in Mallard Cove's submarket. The vacancy rate in Mallard Cove's submarket remained at 6% in 1994, with over ninety percent of the apartment properties offering some form of rental concessions.

1994 Property Operating Results - Total revenues increased on the strength of small increases in market rents, rent increases to existing residents and the decreased use of rental concessions, particularly in the last quarter of 1994. Total expenses increased due to increases in payroll, utilities and financing costs. Because of these expenses, debt service paid from operations decreased slightly in 1994.

THE MEADOWS - Memphis, Tennessee
     New Borrower:  The Meadows Limited Partnership
     General Partner:  SCA Successor, Inc.

The Meadows is located on the northeast side of Memphis, approximately 25 miles from downtown Memphis. The property consists of ten two-story buildings totaling 200 units. The Meadows' amenity package consists of a swimming pool, whirlpool, tennis courts and clubhouse with tanning bed, sauna and exercise room. Each apartment is equipped with a fireplace, ceiling fan, microwave and a hookup for washer/dryers.

The deed to The Meadows was transferred to a SCA Successor, Inc.
controlled partnership in March 1992.

                             1994         1993         1992         1991
--------------------------------------------------------------------------
Total Revenues ($)        1,126,000    1,055,000      999,000      909,000
% Change from prior year       +6.7         +5.6         +9.9         -0.2
--------------------------------------------------------------------------
Total Expenses ($)          584,000      553,000      541,000      491,000
% Change from prior year       +5.6         +2.2        +10.2        +12.4
--------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)              578,000      528,000      368,000      383,000
% Change from prior year       +9.5        +43.4         -3.9        -15.8
--------------------------------------------------------------------------
Occupancy @ Year End (%)       99.5         95.6         94.0         92.0
--------------------------------------------------------------------------
Average Occupancy (%)          98.4         95.6         94.5         90.8


Rental Housing Market - New apartment construction in the Memphis metropolitan market increased only slightly in 1994. As of 1994 year-end, a total of 320 apartment units were built in the region. However, an additional 1,770 units are scheduled for completion in 1995 or 1996. Of this total, only one 238-unit property is planned for The Meadows' submarket in 1995 and, based on its location, it is not expected to negatively impact The Meadows. Average occupancy in the Memphis region (for units built since 1984) remained high at 96.4% and rents increased by 10%. In The Meadows' submarket, year-end occupancy was 97.5% and rents increased 8.5%. The Meadows' overall performance mirrored that of its submarket.

1994 Property Operating Results - Total revenues increased as average occupancy increased, concessions were eliminated and market rents were increased by 8-10%, depending on unit type. Total expenses at the property included $40,000 in capital improvements; absent these capital expenses, operating expenses decreased by 2% compared with 1993. The property was able to pay all of its current debt service obligation from property operations.

THE MONTCLAIR - Springfield, Missouri
     New Borrower:  Montclair Limited Partnership
     General Partner:  SCA Successor, Inc.

The Montclair is a 159 unit retirement community located near Springfield's prestigious "Medical Mile", an area with a heavy concentration of medical service providers. Residents of The Montclair receive three meals each day, all utilities, biweekly maid service, scheduled transportation, use of community rooms, planned activities, 24-hour security and the use of an exclusive home-health program sponsored by the area's largest medical system, St. John's Regional Health Center.

The deed to the property was transferred to a SCA Successor, Inc.
controlled partnership in February 1989.

                             1994         1993         1992         1991
--------------------------------------------------------------------------
Total Revenues ($)        2,438,000    2,269,000    2,103,000    1,612,000
% Change from prior year       +7.4         +7.9        +30.5        +41.9
--------------------------------------------------------------------------
Total Expenses ($)        1,294,000    1,191,000    1,120,000    1,011,000
% Change from prior year       +8.6         +6.3        +10.8         -4.5
--------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)            1,204,000    1,098,000      954,000      551,000
% Change from prior year       +9.7        +15.1        +73.1          [1]
--------------------------------------------------------------------------
Occupancy @ Year End (%)       98.1         98.7         96.9         97.0
--------------------------------------------------------------------------
Average Occupancy (%)          97.7         97.8         99.0         82.0


[1]  The property paid no debt service from property operations in 1990.

Rental Housing Market - The established rental retirement communities in Springfield which compete with The Montclair report high occupancy. One small property consisting of 30 units was completed in 1994. This property had no effect on The Montclair. There are no other rental retirement communities under construction or planned for Springfield in the near future.

1994 Property Operating Results - Total revenues increased as a result of rent increases for existing residents and general increases in the property's market rents. The Montclair's market rents were increased approximately 7% during the year. Higher administrative expenses caused the above average increase in total operating expenses; however, the strong growth in revenues offset the increase in expenses and contributed to another increase in debt service payments from property operations.

NEWPORT-ON-SEVEN - St. Louis Park, Minnesota
     Borrower:  St. Louis Park Housing Partners
     General Partner:  SCA Successor, Inc.

Newport-On-Seven is located on a 6.7 acre site in St. Louis Park, Minnesota, a mature first-ring suburb of Minneapolis. Downtown Minneapolis is within ten miles of the property and the site is easily accessed and visible from Route 7. Newport-On-Seven is a 167 unit mid-rise elevator building. Its amenities include a large enclosed whirlpool, exercise room, sauna, media/library room, tanning bed, sun room, a guest suite and an entertainment room with kitchen facilities. A heated underground garage offers convenient access to the building.

SCA Successor, Inc. took control of the property in August 1991 when it replaced the general partner of the borrowing partnership.

                              1994         1993         1992         1991
---------------------------------------------------------------------------
Total Revenues ($)         1,440,000    1,368,000    1,265,000    1,292,000
% Change from prior year        +5.3         +8.1         -2.1         +5.9
---------------------------------------------------------------------------
Total Expenses ($)           846,000      860,000      783,000      757,000
% Change from prior year        -1.6         +9.8         +3.4         -0.4
---------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)               598,000      500,000      460,000      523,000
% Change from prior year       +19.6         +8.7        -12.0        +16.0
---------------------------------------------------------------------------
Occupancy @ Year End (%)        98.2         97.6         95.2         89.8
---------------------------------------------------------------------------
Average Occupancy (%)           97.2         96.8         94.6         95.0


Rental Housing Market - About 3,000 new apartments were completed in the Minneapolis/St. Paul region in 1994, after averaging only about
2,100 units annually from 1991 to 1993. While this is a significant increase in construction over 1993, it is still very low by historical standards. There is estimated to be less than 1,500 multifamily units under construction now in the metropolitan region, with none near Newport- on-Seven. No new properties are anticipated to begin construction in the vicinity of Newport-on-Seven in 1995.

The rental occupancy rate in the Minneapolis region increased to 96.7% from 96.0% a year ago. In Newport-on-Seven's submarket, the rental occupancy rate increased to 98.4% from 96.5% a year ago. Rents increased 2.6% over the year in the region and 3.2% in Newport-on-Seven's submarket. No rent concessions were offered at Newport-on-Seven, and only one in ten properties in the metropolitan region were offering rent concessions at year end.

1994 Property Operating Results - Total revenues increased due to higher occupancy, rent increases for existing residents and higher market rents. Newport-on-Seven's market rents were increased 9% during the year. Total expenses declined as a result of lower real estate taxes.

NEWPORT VILLAGE - Thornton, Colorado
     New Borrower:  Newport Village Limited Partnership
     General Partner:  SCA Successor, Inc.

Newport Village is located in the city of Thornton, a suburb north of Denver. The property consists of 220 units with a mix of traditional three-story walkups and cottage style apartments. Apartment amenities include security systems, fireplaces, vaulted ceilings, washer/dryers and patios or balconies.

The deed to the property was transferred to a SCA Successor, Inc.
controlled partnership in August 1989.

                             1994         1993        1992         1991
-------------------------------------------------------------------------
Total Revenues ($)        1,458,000    1,354,000   1,238,000    1,148,000
% Change from prior year       +7.7         +9.4        +7.8         +9.4
-------------------------------------------------------------------------
Total Expenses ($)          832,000      773,000     770,000      728,000
% Change from prior year       +7.6         +0.4        +5.8         +2.7
-------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)              640,000      577,000     483,000      420,000
% Change from prior year      +10.9        +19.5       +15.0        +18.3
-------------------------------------------------------------------------
Occupancy @ Year End (%)       98.2         95.9        99.1         95.5
-------------------------------------------------------------------------
Average Occupancy (%)          95.8         98.4        96.8         93.2


Rental Housing Market - The Denver rental market continued to be very strong with an apartment occupancy rate of 96.3%, market rent increases of almost 8% and apartment construction of about 2,000 units (which is similar to 1993 and three times the average number of apartments constructed annually between 1989 and 1992). Apartment construction in 1995 is expected to double that of 1994; however, given Denver's growing economy and the short supply of apartments currently, the increase in construction should not create an imbalance in the market. The submarket in which Newport Village is located was not quite as strong as the region. In the Northglenn/Thornton submarket, the apartment occupancy rate was about 96.0% and market rents increased only 2%during the year. Of the units built in the region, none were constructed in Newport Village's submarket and none are anticipated to be built there until 1996.

1994 Property Operating Results -Total revenues increased due to rent increases for existing residents and increased market rents. Market rents were increased approximately 7% during the year. Total operating expenses increased at an above average pace due to capital improvements that were needed to preserve the asset or enhance its marketability.

NICOLLET RIDGE - Burnsville, Minnesota
     New Borrower:  Nicollet Ridge Limited Partnership
     General Partner:  SCA Successor, Inc.

Nicollet Ridge is located on a 30 acre site in Burnsville, Minnesota. Burnsville is a suburb approximately 16 miles south of downtown
Minneapolis. Regional shopping centers, schools and health and day care facilities are in close proximity.

Nicollet Ridge consists of five three-story elevator buildings totaling 339 units. Outdoor recreational amenities include a swimming pool and tennis courts. Apartment amenities include washer/dryers, vaulted ceilings and security alarm systems. There is a community clubhouse with a party room, full kitchen facilities, an exercise room, racquetball court, tanning bed and whirlpool. Underground garage parking is available for all residents.

The deed to the property was transferred to a SCA Successor, Inc.
controlled partnership in December 1990.

                             1994         1993         1992         1991
--------------------------------------------------------------------------
Total Revenues ($)        2,613,000    2,610,000    2,513,000    2,466,000
% Change from prior year       +0.1         +3.9         +1.9        +11.5
--------------------------------------------------------------------------
Total Expenses ($)        1,727,000    1,675,000    1,707,000    1,627,000
% Change from prior year       +3.1         -1.9         +4.9        +21.1
--------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)              912,000      908,000      820,000      864,000
% Change from prior year       +0.4        +10.7         -5.1        +26.5
--------------------------------------------------------------------------
Occupancy @ Year End (%)       99.1         93.8         96.5         95.9
--------------------------------------------------------------------------
Average Occupancy (%)          95.6         96.1         97.1         93.7


Rental Housing Market - About 3,000 new apartments were completed in the Minneapolis/St. Paul region in 1994, after averaging only about
2,100 units annually from 1991 to 1993. While this is a significant increase in construction over 1993, it is still very low by historical standards. There is estimated to be less than 1,500 multifamily units under construction now in the metropolitan region, with none near Nicollet
Ridge. No new properties are anticipated to begin construction in the vicinity of Nicollet in 1995.

The rental occupancy rate in the Minneapolis region increased to 96.7% from 96.0% a year ago. In Nicollet's submarket, the rental occupancy rate increased to 97.9% from 96.4% a year ago. Rents increased 2.6% over the year in the region and 3.3% in Nicollet's submarket. No rent concessions were being offered at Nicollet at year end, and only one in ten properties in the metropolitan region were offering rent concessions as 1995 began.

1994 Property Operating Results -Total revenues showed no growth over
1993 due primarily to lower occupancy, particularly in the first half of the
year.   This lower occupancy was believed to be caused by too aggressive rent increases and the delaying of physical improvements. The commencement of property improvements and the focused efforts of the Managing General Partner contributed to increased occupancy and the elimination of rental concessions during the third quarter of 1994. The property ended the year on a high note and strong growth in debt service payments from property operations is expected in 1995.

NORTH POINTE (formerly Shandin Hills) - San Bernardino, California
     Borrower:  Cal Shel Limited Partnership
     General Partner:  SCA Successor, Inc.

North Pointe is located 75 miles east of Los Angeles off of Interstate 215 North in San Bernardino. The property consists of 59 two-story garden apartment buildings totaling 540 units. North Pointe's amenities include two pools and three whirlpool spas. The clubhouse contains a sauna, tanning bed, racquetball court and weight and exercise equipment. North Pointe is unique in that it is one of the few communities in the area that offers apartments with fireplaces.

SCA Successor, Inc. took control of the property in November of 1992 when it replaced the general partner of the borrowing partnership.

                              1994         1993         1992         1991
---------------------------------------------------------------------------
Total Revenues ($)         2,803,000    2,722,000    2,966,000    2,915,000
% Change from prior year        +3.0         -8.2         +1.8         -3.4
---------------------------------------------------------------------------
Total Expenses ($)         1,978,000    2,180,000    1,717,000    1,523,000
% Change from prior year        -9.3        +27.0        +12.7         -5.1
---------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)               922,000      639,000    1,199,000    1,412,000
% Change from prior year       +44.3        -46.7        -15.1         +6.0
---------------------------------------------------------------------------
Occupancy @ Year End (%)        70.6         87.2         80.0         81.3
---------------------------------------------------------------------------
Average Occupancy (%)           80.3         80.6         85.7         84.6


Rental Housing Market - North Pointe and its competitors continue to feel the effects of the severe overbuilding that occurred in the late 1980's; namely, stagnant or declining market rents, high vacancy rates and frequent use of rental concessions to stimulate leasing activity. Market rents in San Bernardino are roughly at the same level they were five years ago and the vacancy rate hovers at around 10%.

California's economic conditions have exacerbated San Bernardino's weak rental market; however, San Bernardino's unemployment rate is now declining and the rate of job creation is increasing. An improving local economy, combined with expected healthy increases in population and households and continued low levels of apartment construction, should bring about improvement in the rental market in the next several years. Less than 1,000 new apartments were constructed in the San Bernardino region in 1994 and little construction is expected again in 1995. No apartments were built near North Pointe in 1994, and none are anticipated in 1995.

1994 Property Operating Results - Total revenues grew due to lower vacancy loss and an increase in miscellaneous (non-rental) revenues. Total expenses declined because fewer capital improvements were necessary, as compared to 1993. As the year ended, occupancy was declining and rents and concessions were being adjusted to stimulate leasing activity.

NORTHRIDGE PARK - Salinas, California
     Borrower:  Northridge Park Phase II
     General Partner:  A. F. Evans Co., Inc.

Northridge Park is located on a 5.4 acre site five miles north of downtown Salinas. The property has convenient access to shopping and major thoroughfares, specifically the Northridge Regional Mall and California Route 101.

The property consists of two-story garden apartment buildings totaling 128 units. Northridge's popular design and comprehensive amenities include fireplaces, cable television, washer/dryers, carports, lighted tennis courts, and a clubhouse and recreation building with exercise equipment, racquetball court and swimming pool.

The property continues to be owned by the original borrowing partnership. The developer, as a requirement of the loan, has posted operating deficit letters of credit (LOC's) which remain in place until the property achieves a positive cash flow. In the event shortfalls in base interest occur, the Managing General Partner will draw the LOC's to keep the loan current.

                             1994         1993         1992         1991
--------------------------------------------------------------------------
Total Revenues ($)          976,000     992,000     1,017,000      974,000
% Change from prior year       -1.6        -2.5          +4.4         -0.4
--------------------------------------------------------------------------
Total Expenses ($)          430,000     383,000       400,000      389,000
% Change from prior year      +12.3        -4.3          +2.8        -10.2
--------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)              560,000     612,000       625,000      595,000
% Change from prior year       -8.5        -2.1          +5.0         +8.4
--------------------------------------------------------------------------
Occupancy @ Year End (%)       94.5        89.1          94.5         90.6
--------------------------------------------------------------------------
Average Occupancy (%)          94.0        94.5          93.9         91.7


The Rental Market - In 1994, the Salinas rental market began to recover from the ill effects of 1993's weak state and local economy. Salinas' economy has been stimulated, in part, by the construction of a state penitentiary in a neighboring community. Apartment occupancy rates increased from 90% to approximately 95%, the marketing of rental concessions was discontinued and rents were increased modestly during the year. There were no apartments constructed in the Salinas area in 1994, nor are any expected to be built there in 1995.

1994 Property Operating Results - Total Revenues declined due to an increase in rent concessions and vacancy loss. Total expenses increased at an above average rate due to increases in payroll, utilities, repairs and maintenance and administrative expenses.

RIVERSET - Memphis, Tennessee
     Borrower:  Auction Street Associates Limited Partnership
     General Partner:  Venture Technology Properties

Riverset Apartments is located on a 25-acre site on a Mississippi River Island adjacent to downtown Memphis. It offers suburban living in an urban location; for this reason, a high percentage of Riverset's residents are employed in downtown Memphis. The property consists of garden-style apartment buildings totaling 352 units. Riverset's amenity package includes a 7,000-square foot clubhouse with an exercise and weight room, racquetball court, jacuzzi, sauna, steam room and billiard room. There are four swimming pools, three tennis courts, a convenience store and a jogging trail on site. Apartment features include fireplaces, vaulted ceilings, ceiling fans, patios, decks and sun rooms.

The property continues to be owned by the original borrowing partnership. The success of Riverset's Phase I led the developers to build Phase II consisting of 148 units. Both Phases share amenities and recreational areas. Phase II is not in the Partnership's portfolio.

                             1994         1993         1992         1991
--------------------------------------------------------------------------
Total Revenues ($)        2,416,000    2,315,000    2,223,000    2,198,000
% Change from prior year       +4.4        +4.1         +11.4         +7.9
--------------------------------------------------------------------------
Total Expenses ($)          858,000      762,000      769,000      773,000
% Change from prior year      +12.6         -0.9         -0.5         -1.8
--------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)            1,490,000    1,510,000    1,380,000    1,460,000
% Change from prior year       -1.3         +9.4         -5.5        +21.9
--------------------------------------------------------------------------
Occupancy @ Year End (%)       96.6         97.4         96.3         90.1
--------------------------------------------------------------------------
Average Occupancy (%)          97.2         95.4         93.2         90.6


Rental Housing Market -  Apartment construction in the downtown
Memphis submarket during 1994 included the rehabilitation of a 156-unit building and the start of the rehabilitation of another 202-unit building. In 1994, average occupancy in the entire Memphis region (for units built after 1984) remained high at 96.4% and rents increased by 10%. In Riverset's submarket, occupancy averaged nearly 97% and rents increased by 6.8% during the year. Riverset's performance closely mirrored that of its submarket.

1994 Property Operating Results - Total revenues increased due to improved occupancy, increases in market rents (an average of 5%) and increases in rents for existing residents. Total expenses increased due to the completion of certain capital items. Absent these capital expenses, operating expenses increased 5% over 1993. The property continues to pay most of its base interest obligation from property operations, with the balance coming from property-level reserves.

SOUTHFORK VILLAGE APARTMENTS - Lakeville, Minnesota
     Borrower:  Southfork Apartments Limited Partnership
     General Partner:  HRC Company, Inc.

Southfork Village Apartments is located on a 25 acre site in Lakeville, Minnesota, near the intersection of Interstate 354 and Minnesota Highway
50. Both are major access routes to downtown Minneapolis and St. Paul, which are located approximately 20 miles to the north. The Interstate 494 office corridor, the new Mall of America and the Minneapolis/St. Paul International Airport are approximately ten miles to the north. Southfork Village Apartments consist of 25 buildings totaling 200 units. They are designed with individual garages and a private entrance to each unit. Project amenities include a recreation building with a fireplace and kitchen facilities, a swimming pool, tot lot and a natural pond.

The property continues to be owned by the original borrowing partnership.

                             1994         1993        1992         1991
-------------------------------------------------------------------------
Total Revenues ($)        1,673,000    1,612,000   1,577,000    1,460,000
% Change from prior year       +3.8         +2.2        +8.0         +6.6
-------------------------------------------------------------------------
Total Expenses ($)          883,000      822,000     817,000      844,000
% Change from prior year       +7.4         +0.6        -3.2        +17.7
-------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)              801,000      785,000     731,000      601,000
% Change from prior year       +2.0         +7.4       +21.6        -10.7
-------------------------------------------------------------------------
Occupancy @ Year End (%)       98.5         96.5        98.0         95.5
-------------------------------------------------------------------------
Average Occupancy (%)          98.0         97.7        98.0         96.5


Rental Housing Market - About 3,000 new apartments were completed in the Minneapolis/St. Paul region in 1994, after averaging only about
2,100 units annually from 1991 to 1993. While this is a significant increase in construction over 1993, it is still very low by historical standards. There is estimated to be less than 1,500 multifamily units under construction now in the metropolitan region, with none near Southfork.
No new properties are anticipated to begin construction in the vicinity of Southfork in 1995.

The rental occupancy rate in the Minneapolis region increased to 96.7% from 96.0% a year ago. In Southfork's submarket, the rental occupancy rate increased to 97.9% from 96.4% a year ago. Rents increased 2.6% over the year in the region and 3.3% in Southfork's submarket. No rental concessions were offered at Southfork, and only one in ten properties in the metropolitan region were offering rent concessions at year end.

1994 Property Operating Results - Total revenues increased due to improved occupancy, rent increases for existing residents and higher market rents. Southfork's market rents were increased 3.5% during 1994. Total operating expenses rose at a greater than average pace due to increased repairs and maintenance and related supplies. The property was able to pay almost all (i.e., 96.4%) of its base interest from property operations, with the remainder coming from property-level reserves.

STEEPLECHASE FALLS - Knoxville, Tennessee
     New Borrower:  Steeplechase Falls Limited Partnership
     General Partner:  SCA Successor, Inc.

Steeplechase Falls is located on a rolling, 48-acre site north of Knoxville overlooking the Smokey Mountains. The property is conveniently located off of Interstate-75, approximately 15 minutes from downtown Knoxville.
The property consists of 450 units in a combination of garden apartments and townhouses. Steeplechase offers several creative floor plans which feature vaulted ceilings, sunken living rooms and fireplaces. The property's amenities include a clubhouse, a weight and exercise room, two pools, a heated jacuzzi, tennis and volleyball courts, a lake with a fountain and a picnic area.

The deed to the property was transferred to a SCA Successor, Inc.
controlled partnership in July 1993.

                             1994         1993         1992         1991
--------------------------------------------------------------------------
Total Revenues ($)        2,807,000    2,620,000    2,569,000    2,430,000
% Change from prior year       +7.1         +2.0         +5.7        +10.4
--------------------------------------------------------------------------
Total Expenses ($)        1,440,000    1,301,000    1,327,000    1,289,000
% Change from prior year      +10.6         -2.0         +3.0        -19.7
--------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)            1,354,000    1,317,000    1,123,000    1,135,000
% Change from prior year       +2.8        +17.3         -1.1        +45.9
--------------------------------------------------------------------------
Occupancy @ Year End (%)       94.2         95.6         96.0         96.9
--------------------------------------------------------------------------
Average Occupancy (%)          94.7         96.2         96.3         95.0


Rental Housing Market - To the best of the Managing General Partner's knowledge, there was no new construction of apartment communities in the Knoxville market in 1994 and none is anticipated in 1995. The region's occupancy rate increased slightly from 96.5% in 1993 to 97.4% in 1994, while the occupancy rate in Steeplechase's submarket remained unchanged at 97% in 1994. Market rents increased in 1994 and the use of rental concessions declined.

1994 Property Operating Results - Total revenues increased as market rents were increased by 5% and rent increases were given to existing residents. As a result of an aggressive rent increase policy, average occupancy decreased slightly in 1994. Total expenses increased due to additional capital improvements; absent these capital improvements, expenses increased by only 3% during the year.

VILLA HIALEAH - Hialeah, Florida
     Borrower: Shelter Group Southeast-Hialeah, A Limited Partnership General Partner: Shelter Group Southeast, Inc.

Villa Hialeah is located on a ten acre parcel in Hialeah, Florida. The site is conveniently located ten miles from the Miami International Airport and approximately 15 miles north of downtown Miami. The property is situated between the Florida Turnpike and the Palmetto Expressway. Villa Hialeah consists of 39 two-story townhouse units plus 206 apartments in two, four-story elevator buildings. The complex is enclosed by a security fence. Amenities at Villa Hialeah include a swimming pool, sundeck and clubhouse/activity center. The clubhouse has complete kitchen facilities.

The property continues to be owned by the original borrowing partnership.

                             1994         1993         1992         1991
--------------------------------------------------------------------------
Total Revenues ($)        1,730,000    1,658,000    1,569,000    1,494,000
% Change from prior year       +4.3         +5.7         +5.0         +2.3
--------------------------------------------------------------------------
Total Expenses ($)          976,000      918,000      939,000      961,000
% Change from prior year       +6.3         -2.2         -2.3        +25.0
--------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)              750,000      772,000      649,000      514,000
% Change from prior year       -2.8        +19.0        +26.3        -18.2
--------------------------------------------------------------------------
Occupancy @ Year End (%)       95.1        100.0        100.0         95.9
--------------------------------------------------------------------------
Average Occupancy (%)          97.2         99.8         97.9         94.8


Rental Housing Market - At year end, Villa Hialeah was feeling the effects of a soft rental market. Its occupancy rate was declining and small rental concessions were being offered. Although there were several small, new apartment properties under construction in Hialeah, they were not affecting Villa's occupancy. Instead, it would appear that Villa's rents (which are at the top of the Hialeah market) are now at a level comparable to those found at similar apartment properties in the more affluent Miami Lakes market to the north of Hialeah. That market is overbuilt, with occupancy rates falling and rental concessions being widely marketed.


1994 Property Operating Results - Despite lower occupancy, total revenues rose slightly on the strength of rent increases for existing residents. Market rents were flat during the year. Total expenses increased at a higher than average pace due to higher utility and insurance expenses (both a byproduct of Hurricane Andrew in 1992). The property was able to pay 92.9% of its base interest obligation from property operations, with the remainder coming from property-level reserves.

WHISPERING LAKE - Kansas City, Missouri
     New Borrower:  Whispering Lake Limited Partnership
     General Partner:  SCA Successor, Inc.

Whispering Lake is located off of Interstate 70 in a quiet suburb 15 minutes east of Kansas City. The property is only one mile east of the Truman Sports Complex which houses two professional sports teams.
The property consists of 16 multiple story garden style buildings totaling 384 units. The property has a well equipped clubhouse which overlooks a lake. This facility includes a health club with complete exercise facilities, spa, weight room and sauna. A swimming pool adjacent to the clubhouse is also available for residents' use, and tennis courts are located nearby. Covered parking is available for 70% of the residents. Apartment unit amenities include washer/dryers, microwaves and fireplaces.

The deed to Whispering Lake was transferred to a SCA Successor, Inc. controlled partnership in September 1992.

                             1994         1993         1992        1991
-------------------------------------------------------------------------
Total Revenues ($)        2,038,000    1,934,000    1,983,000   1,826,000
% Change from prior year       +5.4         -2.5         +8.6        -4.3
-------------------------------------------------------------------------
Total Expenses ($)        1,052,000    1,177,000    1,201,000   1,161,000
% Change from prior year      -10.6         -2.0         +3.4        +6.4
-------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)              924,000      685,000      646,000     508,000
% Change from prior year      +34.9         +6.0        +27.2       -25.0
-------------------------------------------------------------------------
Occupancy @ Year End (%)       95.3         88.3         92.2        93.5
-------------------------------------------------------------------------
Average Occupancy (%)          92.5         90.8         93.5        86.2


Rental Housing Market - Rental market conditions continued to improve in the Kansas City area during 1994. Apartment construction continued at low levels, with about 1,000 units being completed in the region-- a pace only slightly above that of the last several years. Occupancy was around 95.3% and market rents increased about 2.4% in the region during the year. By contrast, in Whispering Lake's southeast market area, occupancy dropped compared to a year ago to 90%, while rents increased about 3%. At year end, Whispering Lake, too, was experiencing lower occupancy, although this is believed to be a temporary condition. There are no apartments under construction in Whispering Lake's submarket nor are any expected to be built there in 1995. There are approximately 2,000 apartments under construction in the rest of the Kansas City region.

1994 Property Operating Results - Total revenues increased due primarily to rent increases for existing residents and increases in the property's market rents. Market rents were increased 6% during the year. Operating expenses fell sharply, largely on the strength of a successful real estate tax appeal.

WILLOWGREEN - Fife, Washington
     Borrower:  Willowgreen Limited Partnership
     General Partner:  SCA Successor, Inc.

Willowgreen Apartments is located on a ten-acre site in Fife, a suburb of Tacoma. The property is adjacent to Interstate-5 which provides easy access to Tacoma's port, educational and medical facilities and is only 30 minutes south of Seattle. The property consists of 18 two-story garden apartment buildings totaling 241 units. The property has a clubhouse, swimming pool, racquetball court and covered parking.

The deed to the property was transferred to a SCA Successor-controlled partnership in November 1994.

                             1994         1993         1992         1991
--------------------------------------------------------------------------
Total Revenues ($)        1,376,000    1,321,000    1,247,000    1,166,000
% Change from prior year       +4.2         +5.9         +6.9         -2.6
--------------------------------------------------------------------------
Total Expenses ($)          764,000      728,000      718,000      693,000
% Change from prior year       +4.9         +1.4         +3.6         +4.5
--------------------------------------------------------------------------
Debt Service Paid ($)
  (Operations)              637,000      665,000      530,000      456,000
% Change from operations       -4.2        +25.5        +16.2        -16.8
--------------------------------------------------------------------------
Occupancy @ Year End (%)       96.7         93.4         94.2         95.4
--------------------------------------------------------------------------
Average Occupancy (%)          94.0         93.9         92.5         89.6


Rental Housing Market - The number of new apartment units constructed in Pierce County increased slightly in 1994 as approximately 380 units were completed. A significant increase in apartment construction (1,260 units) is projected in 1995 and 480 of these units will be built in the Puyallup/Fife submarket. The vacancy rate in this submarket remained steady at approximately 5% and market rents increased 3-4% in both Pierce County and Willowgreen's submarket.

1994 Property Operating Results - Total revenues increased due to small increases in market rents as well as rent increases for existing residents. Most of the increase in revenues and expenses is due to a change in accounting methodology that had no net effect on the amount of cash flow available for debt service. The increases in total revenues and total expenses reflect approximately $40,000 in housing allowances which were reclassified from property expenses to a reduction in total revenues. Absent this accounting change, revenues increased only slightly and revenues decreased slightly in 1994. Approximately $22,000 in capital expenses were not reimbursed from replacement reserves, as they had been in 1993, which resulted in a decrease in debt service paid from operations.

     New Business

     On February 14, 1995, the Partnership consummated a financing transaction in which additional proceeds were raised through the offering of $67,700,000 in aggregate principal amount of Multifamily Mortgage Revenue Bond Receipts, (collectively, the
"Receipts").

     The financing transaction was carried out in four steps.  See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for details.

ITEM 2.  PROPERTIES:

     Other than the investments in mortgage revenue bonds set forth in Item 1 above, the Partnership does not own any property.

ITEM 3.  LEGAL PROCEEDINGS.

     On March 5, 1991, SCA Associates 86 Limited Partnership, the Partnership's Associate General Partner, filed a request for the appointment of a Receiver in the Superior Court of the State of California for the Creekside Village property. The Partnership presented evidence to the Court that the borrower, Creekside
Ventures, Ltd., had a monetary default totalling $119,389. On March 22, 1991, the Court ruled in favor of the Partnership and appointed Hank Fisher, president of an experienced Sacramento property management company, as Receiver for Creekside Village. Mr. Fisher took over the operations of the property on March 23, 1991. The Associate General Partner initiated foreclosure proceedings and filed suit against the guarantors to obtain funding under their limited operating deficit guarantee. On February 9, 1994, the Managing
General Partner successfully transferred the Creekside deed to a New Borrower pursuant to the terms of a settlement agreement negotiated with the original borrower. In addition, a settlement agreement was reached with the guarantor. Under the terms of the agreement, the guarantor will pay the Partnership $75,000, $45,000 of which was collected in February of 1994. As collateral for the payment of the $30,000 balance, the guarantor has consented to a voluntary judgment which will be filed with the Court in the event of the guarantor's non-payment or bankruptcy. In August 1994, the guarantor paid $12,400 which represents $10,000 in principal owed plus $2,400 in interest.
The remaining $20,000 owed will be paid in two installments of $10,000 plus interest. These payments are due on or before August
31, 1995 and August 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

     None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The Registrant is a partnership and thus has no common stock. There is no established public trading market for the BACs. Trading in the BACs is sporadic and occurs solely through private transactions. As of March 28,1995, there were 9,727 recordholders of BACs in Series I and 4,214 recordholders of BACs in Series II.

     Semi-annual distributions of cash flow (as defined in the Partnership Amended and Restated Agreement of Limited Partnership the "Partnership Agreement") are payable within 45 days after the end of each six month period. All cash flow with respect to each six month period of the calendar year is paid, first, 99% to the BAC
Holders and 1% to the General Partners until the BAC Holders receive a noncompounded return in such calendar year equal to 8.5% of their Adjusted Capital Contributions (as defined in the Partnership Agreement); second, 1% to the BAC Holders and 99% to the General Partners until the General Partners receive an amount equal to .5% per annum of the aggregate outstanding principal amount of all mortgage loans, commencing in and cumulative from January 1, 1990; third, 99% to the BAC Holders and 1% to the General Partners until the BAC Holders receive a noncompounded cumulative return for each calendar year equal to 10% per annum of their Adjusted Capital Contributions, and fourth, thereafter during such year, 90% to the BAC Holders and 10% to the General Partners. There are no restrictions on the present or future ability of the Partnership to make distributions of cash flow.

     For the years ended December 31, 1994, 1993 and 1992, cash distributions paid or accrued to the Series I BAC Holders as a group totalled $10,000,000, $10,000,000 and $10,250,000, respectively.
In 1992, approximately $300,000 represented a return of investor capital and thus was not subject to the cash flow distribution splits described above. In 1994 and 1993, there were no returns of capital included in the cash distribution. Cash distributions paid or accrued to the Series II BAC Holders as a group for the years ended
December 31, 1994, 1993 and 1992, totalled $5,294,080, $5,775,361 and $6,016,000, respectively. Of these amounts in 1994, 1993 and 1992, approximately $300,000, $500,000 and $1,000,000, respectively, represented a return of investor capital and thus was not subject to the cash flow distribution splits described above.

ITEM 6. SELECTED FINANCIAL DATA

                                           For the Year     For the Year     For the Year     For the Year     For the Year
SERIES I                                    Ended 1994       Ended 1993       Ended 1992       Ended 1991       Ended 1990
                                          ---------------  ---------------  ---------------  ---------------  ---------------
Total Assets                                $155,041,254     $158,859,400     $166,088,957     $175,356,369     $179,785,460
Book Value per BAC                                747.87           769.92           805.74           851.83           868.11
Investment in Mortgage Revenue Bonds          43,177,900       44,607,900       53,882,900       65,642,900      108,777,900
Investment in Real Estate                    104,708,977      107,970,711      105,801,318      102,484,766       60,737,840
Interest on Mortgage Revenue Bonds             3,468,563        4,025,063        4,613,425        6,731,649        9,280,421
Interest from Temporary Investments              134,140          106,324          124,511          229,886          563,127
Total Revenues                                 8,565,467        8,331,372        8,306,567        9,405,926       10,033,582
Income Before Cumulative Effect
  of Accounting Change*                        5,647,879        2,863,913        1,043,324        7,315,525        8,227,809
Cumulative Effect of Accounting Change*                -                -                -                -         (534,624)
Net Income                                     5,647,879        2,863,913        1,043,324        7,315,525        7,693,185

Earnings per BAC:
Income Before Cumulative Effect
  of Accounting Change*                            27.96            14.18             5.16            36.21            40.73
Cumulative Effect of Accounting Change*                -                -                -                -            (2.65)
Net Income                                         27.96            14.18             5.16            36.21            38.08


Cash Distribution per BAC Distributed in August
  of each year and the following February:
     August                                        25.00            25.00            26.25            27.50            35.00
     February                                      25.00            25.00            25.00            25.00            30.00
BACS Outstanding                                 200,000          200,000          200,000          200,000          200,000
Number of BAC Holders                              9,739           10,491            9,935            9,920            9,876

* In 1990, the Partnership changed its accounting policy to recognize income/losses from investments in real estate partnerships after depreciation charges.  Prior to this change, the Partnership had recognized such income/losses before depreciation charges.

ITEM 6. SELECTED FINANCIAL DATA (continued)

                                           For the Year     For the Year     For the Year     For the Year     For the Year
SERIES II                                   Ended 1994       Ended 1993       Ended 1992       Ended 1991       Ended 1990
                                          ---------------  ---------------  ---------------  ---------------  ---------------
Total Assets                                 $81,738,723      $83,350,715      $86,320,952      $89,101,583      $93,364,349
Book Value per BAC                                817.34           835.85           866.70           890.55           933.64
Investment in Mortgage Revenue Bonds          29,624,600       29,624,600       43,499,600       43,499,600       83,329,600
Investment in Real Estate                     47,981,147       49,417,599       37,799,579       39,074,532                -
Interest on Mortgage Revenue Bonds             2,324,531        3,434,531        3,434,531        5,551,979        6,519,573
Interest from Temporary Investments               75,784           91,455          118,533          235,766          349,974
Total Revenues                                 4,470,563        4,665,272        4,590,142        6,210,417        7,096,115
Net Income                                     3,547,293        2,834,317        3,758,383        2,616,172        6,396,605
Net Income per BAC                                 36.48            29.15            38.66            26.91            65.79


Cash Distribution per BAC Distributed in August
  of each year and the following February:
     August                                        27.50            30.00            32.50            35.00            35.00
     February                                      27.50            30.00            30.00            35.00            35.00
BACS Outstanding                                  96,256           96,256           96,256           96,256           96,256
Number of BAC Holders                              4,226            4,569            4,299            4,269            4,274


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Business

     The SCA Tax Exempt Fund Limited Partnership (the
"Partnership") was organized in 1986 and had two public offerings of Beneficial Assignee Certificates ("BACs") representing the assignment of limited partnership interests. The Partnership was organized for the purpose of acquiring a portfolio of tax-exempt mortgage revenue bonds issued by various state or local governments or their agencies or authorities. The portfolio is made up of two distinct pools of investments ("Series I" and "Series II"). The Partnership separately reports the operating activity of each series by preparing separate financial statements. SCA Realty I, Inc. is the 0.1% Managing
General Partner and SCA Associates 86 Limited Partnership is the
0.99% Associate General Partner (collectively, the "General
Partners").

     The bonds are secured by nonrecourse participating first mortgage loans on multi-family residential properties. The total return to the Partnership is generally dependent upon the net cash flow and the net capital appreciation of the underlying properties. Therefore, the rate of return to the Partnership depends upon the economic performance of the underlying properties collateralizing the mortgage loans, which are in competition with other income-producing properties of the same type in the same geographic area, and which are affected by prevailing market conditions.

     The apartment over building of the 1980s, the economic recession and the modest recovery beginning in 1991 have significantly affected general property performance. Most real estate markets experienced a period of higher vacancies and stagnant or declining market rents along with widely marketed rental concessions. In many markets, there is evidence of recovery and increasing value of multi-family residential real estate. However, in several of the markets where the Partnership's bond financed properties are located, rents have continued to be unchanged or are growing only slightly. Unless the market conditions and property operating results begin to improve dramatically and for an extended period of time, it is probable that the full amount of BAC Holder invested capital may not be recoverable on some of the bonds through net sale or refinancing proceeds at the originally anticipated time of sale. Consequently, the Managing General Partner will consider the feasibility of improving the recovery of BAC Holder capital through an extension of individual mortgage revenue bond holding periods.

     The Managing General Partner periodically assesses the performance of the individual properties which collateralize the portfolio of mortgage revenue bonds held by the Partnership and projects the likely revenues, expenses, net operating income and value of the properties through the fourteenth year from the date of purchase, the originally anticipated holding period as specified in the Partnership's Prospectus. The results of these assessments are reflected in the financial statements as valuation adjustments against specific assets where appropriate. In addition, the results of these assessments are the basis of the fair value disclosure in the notes to the financial statements.

     Although it has not previously directly provided any estimates of current BAC value to the BAC Holders, the Managing General
Partner understands that in the past representations of value have been reported on investor statements based upon information provided by the Managing General Partner. These representations did not include any explanation of the basis of the value. The methodology used was based upon the BACs being held through the originally anticipated holding period of the bonds and was contingent upon various assumptions of trends in property performance, capitalization rates and discount rates. The estimates were developed by calculating the present value of projections of cash flow from the individual bonds through sale or refinancing at the end of the originally anticipated holding period. The results were not intended to represent current market pricing (discussed below).

     The Managing General Partner does not believe it is appropriate to estimate the current fair value of the BACs or to forecast the long-term value of BACs because the estimates are contingent upon assumptions which are subject to variations for the following reasons: the Partnership investment which was presumed to be one made for a specific holding term, has been extended for some bonds; the national economic downturn recently experienced had a significant negative impact on real estate markets, the recovery from which is difficult to predict; there is continuing recession in regional markets, such as those in California; the soft real estate markets driven by both the economy and the over building in the late 1980's resulted in a large number of loan defaults in the Partnership's portfolio; and it has taken some time to conclude the loan workouts and to stabilize the performance of the assets and there are several methodologies which might be employed for predicting BAC value but which could yield different estimates.

     The secondary market for limited partnership interests is very limited. For BAC Holders, it consists of the Merrill Lynch Limited Partnership Secondary Market Transaction Desk and services offered by various partnership trading groups and the trades occur intermittently and at widely varying prices. Nonetheless, these trades reflect the only verifiable evidence of current BAC pricing. Through the Merrill Lynch Limited Partnership Secondary Market Transaction
Desk for the quarter ended December 31, 1994, approximately four tenths of one percent (.4%) or 712 of the 200,000 Series I BACs traded for an average price of $516 per BAC. For the same period, approximately five tenths of one percent (.5%) or 527 of the 96,256 Series II BACs traded for an average price of $610 per BAC. The Managing General Partner is not representing these market prices as the value of the BACs, but is providing them so that BAC Holders are informed.

     The  Partnership Agreement requires that the Managing
General Partner use its best effort to assure that the Partnership shall be classified as a partnership for federal income tax purposes. In this
regard, 177061 Canada Ltd. ("Shelter Canada") ,   a general partner
of the Associate General Partner, represented that it would use its best efforts to maintain a net worth of at least 15,000,000 Canadian dollars during the Partnership's term. Unaudited internal financial information obtained by the Managing General Partner during 1994, indicates that Shelter Canada's net worth has declined to less than 100,000 Canadian dollars. After consultation with legal counsel, it is the opinion of the Managing General Partner that the deteriorated net worth of Shelter Canada should not affect the tax classification of the Partnership. In addition, the deterioration should not affect Shelter Canada's repayment of its obligations under the Limited Operating Deficit Guarantee settlements for two of the Partnership's loans, as the payments continue to be made from a secured cash stream. See the December 31, 1992 report on Form 10-K pages A-36 and A-37 for additional information on the Limited Operating Deficit Guarantee settlements.


Subsequent Event

     As discussed in previous reports, the Managing General Partner has continued to pursue actively a means to provide BAC Holders with additional current income while enhancing investment value with a prudent level of risk. On February 14, 1995, the Partnership consummated a financing transaction which the Managing General Partner believes can achieve these goals.

     Additional proceeds were raised through the offering of $67,700,000 in aggregate principal amount of the Receipts. The
Receipts are collateralized by a pool of eleven of the original mortgage revenue bonds held by the Partnership. These eleven bonds all relate to properties that defaulted on their original debt obligation. The cash stream from one additional property, Creekside Village ("Creekside"), which also defaulted on its original debt obligation, has been pledged as further security for the transaction. These bonds, including Creekside, are currently classified as investments in real estate and the operating partnerships for the underlying properties that collateralize the bonds are controlled by SCA Successor, Inc., an affiliate of the Managing General Partner. As of January 1, 1995,
SCA Successor, Inc., the General Partner of these operating partnerships, withdrew and was replaced by SCA Successor II, Inc., an affiliate of the Managing General Partner, as sole General Partner.
 The other bonds in the Partnership are unaffected. The specific bonds are as follows:

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
MORTGAGE REVENUE REFUNDING BONDS

                               A Bond
                              Interest       A Bond            B Bond           Total
                                Rate       Face Amount      Face Amount      Face Amount
                            ------------ ---------------- ---------------- ----------------
Montclair                          7.10%  $    8,500,000   $    6,840,000   $   15,340,000

Newport Village                    7.10%       6,250,000        4,175,000       10,425,000

Nicollet Ridge                     7.10%       7,925,000       12,415,000       20,340,000

Steeplechase Falls                7.125%      12,650,000        5,300,000       17,950,000

Barkley Place                      7.05%       5,350,000        3,480,000        8,830,000
                                         ---------------- ---------------- ----------------
Total Series I                                40,675,000       32,210,000       72,885,000
                                         ---------------- ---------------- ----------------

Mallard Cove I                     7.40%         800,000        1,670,000        2,470,000

Mallard Cove II                    7.40%       2,700,000        3,750,000        6,450,000

Whispering Lake                    7.10%       8,900,000        8,500,000       17,400,000

Gilman Meadows                     7.40%       4,000,000        2,875,000        6,875,000

Hamilton Chase                     7.35%       7,625,000        6,250,000       13,875,000

Meadows                            7.35%       3,000,000        3,635,000        6,635,000
                                         ---------------- ---------------- ----------------
Total Series II                               27,025,000       26,680,000       53,705,000
                                         ---------------- ---------------- ----------------
TOTAL                                         67,700,000       58,890,000      126,590,000


Creekside Village                              N/A              N/A             11,760,000
                                         ---------------- ---------------- ----------------

TOTAL with Creekside                      $   67,700,000   $   58,890,000   $  138,350,000
                                         ================ ================ ================



     The financing transaction was carried out in four steps:

     The Refunding. As stated above, eleven bonds, in the aggregate principal amount of $126,590,000, were refunded by the issuers of such bonds. As a result, a Series A Bond and a Series B Bond (whose aggregate principal amount equals that of the original bonds) were exchanged for each of the original bonds. The aggregate principal amount of the Series A Bonds and Series B Bonds is $67,700,000 and $58,890,000, respectively. Each Series B Bond is subordinate to the related issue of Series A Bonds. In addition, the maturity date for each bond has been extended as part of the refunding to January 2030.

     The Series A Bonds bear interest at various fixed rates per annum, as detailed on the schedule above. The Series A Bonds are subject to mandatory sinking fund redemptions which commence
January 1, 2001 and continue through maturity.

     The Series B Bonds bear interest equal to the greater of (a) three percent (3%) per annum or (b) the amount of available cash flow not exceeding 16% per annum. Principal on the Series B Bonds will not be amortized, but will be required to be repaid or refinanced in a lump sum payment at maturity.

     The Trust.  The Partnership deposited each of the Series A
Bonds and Series B Bonds with the SCA Tax Exempt Trust (the
"Trust")which was created to hold these assets. A Certificate of Participation in the corpus and the income of the Trust was issued representing interests in the two series of bonds. The Partnership is the sole holder of the Certificate of Participation.

     The Custody Agreement and New Investors.  The Series A
Bonds were deposited by the Trust with a custodian. The additional proceeds were raised through the sale of Receipts in the Series A Bonds, which were issued by the custodian, to new investors. The Receipts are credit enhanced by Financial Security Assurance Inc. ("FSA") and are rated AAA and Aaa by Standard and Poors and Moody's, respectively. The Receipts were marketed by CS First Boston which acted as underwriter and placement agent for the Partnership in this transaction.

     The Receipt holders have a fixed interest rate and preferred return position so that a guaranteed, preferred, fixed rate tax exempt return will be paid to the new investors from the interest collected on
the Series A Bonds.   The operating partnerships entered into an
interest rate swap agreement whereby a portion of the fixed interest rate under the Series A Bonds was swapped for a floating tax exempt interest rate. This mechanism will allow the Partnership to realize the potential benefit of traditionally lower interest rates. Also, an interest rate cap was purchased to limit the Partnership's exposure under the floating tax exempt interest rate obligation. Further, in order to obtain credit enhancement and an investment grade rating of the Receipts, the Partnership was required to pledge the eleven bonds, as well as the cash stream from the eleven properties collateralizing the bonds to FSA. In addition, the cash stream from Creekside has been pledged to FSA as further security.

     The cash generated from the properties collateralizing the eleven bonds in the pool is pledged first to the new investors holding Receipts in the A Bonds. Any cash in excess of the amount needed to pay interest on the Receipts is then paid for the benefit of BAC Holders. The cash flow generated on assets acquired with the new proceeds, as discussed below, and any net proceeds received under the swap agreement also will be for the benefit of BAC Holders. These cash streams are not pledged to the new investors.

     Use of Proceeds from the Sale of the Receipts.   In return for
the sale of Receipts in the Series A Bonds, the Trust, for the benefit of the Partnership, received $67.7 million from the custodian. The Managing General Partner expects that the net proceeds of approximately $56.8 million will be invested in additional mortgage revenue bonds that finance multi-family properties. The cash stream from these investments would benefit BAC Holders in the form of additional tax exempt distributions. Approximately $10.9 million is being used to finance transaction costs, Partnership reserves and interest rate cap.


     In addition, the following items were implemented under the transaction:

     As part of the financing transaction, the operating partnerships entered into a cross-collateralization agreement among themselves. This cross-collateralization agreement may result in the operating partnerships being obligated under the Series A Bond obligations of the other operating partnerships due to shortfalls in their cash flows or required debt service coverage ratios. Based upon information currently available, the Managing General Partner does not anticipate that any payments will be required under the cross-collateralization agreement.

     Unpaid interest obligations on the eleven refunded bonds and the Parity Working Capital Loans and interest thereon (both as of the refunding date), were preserved through conversion to demand notes
(the "Notes") in equivalent principal amounts. The Notes bear interest and are due on demand, but in any case not later than January 2030.
To the extent the operating partnerships have available cash flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly.

     The Notes and the Series B Bonds are subordinate in priority and right of payment to the Series A Bonds and can only be paid from available cash flow. Payments of principal and interest on the Notes and the Series B Bonds are prioritized as follows: (i) interest payments due on the Notes; (ii) principal payments due on the Notes;
(iii) interest payments due on the Series B Bonds; and (iv) the principal payment of the Series B Bonds due January 2030.

     The Partnership will continue to report Series I and Series II separately after the financing transaction with each Series having an interest in the joint investment pool. Income generated from the additional proceeds will be allocated approximately 60.1% and 39.9% to Series I and Series II, respectively. Such percentages are based on the face amount of the Series A Bonds related to the refunded bonds of each respective Series.

     It was anticipated that the original Partnership investment portfolio would be held for 14 years after the purchase date for each
bond.   As discussed in previous reports, because of the loss in value of a number of assets in the portfolio, full recovery of invested proceeds in these bonds, as required by the original bond indentures, is not likely to be accomplished by year 14. Therefore, the holding period would have to be extended to realize par recovery for these bonds.

     The bonds which were refunded and pledged to permit the raising of the $67.7 million are most of the bonds which would have had to have been extended in order to fully recover principal. The Managing General Partner anticipates the sale of these refunded bonds could happen earlier than would have been the case without this transaction. Although no assurances can be given at this time as to exactly when value will warrant disposition, the bonds can be liquidated when it is in the best interest of BAC Holders to do so. The Managing General Partner continues to anticipate liquidating the bonds of the unpledged portfolio by the end of the originally intended 14 year holding period.

     It is the belief of the Managing General Partner that an expanded portfolio and growth in cash flow and distributions to BAC Holders should result in improved value of the BACs when trades are made on the secondary market. Moreover, the Managing General Partner is exploring alternatives to increase the liquidity of the investments made by the BAC Holders.

      The Managing General Partner or its affiliates have not received nor will they receive any fees for having raised the $67.7 million. Depending on subsequent events, however, the Managing
General Partner may earn additional compensation for performing other services for the Partnership.
     Although the Managing General Partner believes that acquiring the additional proceeds will result in the benefits described above, as with any investment involving income producing real estate, no assurances can be given as to what the returns will be over time.

Financial Condition and Liquidity

     As of December 31, 1994, the Partnership's capital remains invested in 23 mortgage revenue bonds and related working capital loans. Of these investments, 14 (totalling $178,042,500) were acquired with Series I proceeds while nine (totalling $86,255,000) were acquired with Series II proceeds. To the extent that offering proceeds exceeded organization and offering expenses and initial project investments, the Managing General Partner created Partnership working capital reserves.

     The Series I and Series II working capital reserves, as a result of supplementing distributions to BAC Holders and providing
additional working capital loans to the properties, were exhausted
during 1992 and 1994, respectively.   During 1992, reserves of
approximately $300,000 were used to pay distributions declared in excess of the cash generated by Series I operations. Series II reserves of approximately $300,000, $500,000, and $1,000,000 were used during 1994, 1993 and 1992, respectively, to pay distributions declared in excess of the cash generated by operations.

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

     On December 31, 1994, the Managing General Partner
declared semi-annual distributions of $25.00 and $27.50 per BAC in Series I and Series II, respectively. These amounts, which were paid on February 10, 1995, represent an annualized primarily tax-exempt
distribution rate of 5.00% in Series I and 5.50% in Series II.   The
distribution rates in Series I remained unchanged from the previous four semi-annual distributions. In Series II, the distribution rate was consistent with the distribution at June 30, 1994, however, it represents a decrease of .50% as compared to the December 31, 1993 distribution. The decrease is due to both the decrease in the amount of property level reserves and Partnership working capital reserves available to supplement the distribution and the increase in costs associated with the transfer of Hamilton Chase (see discussion of Hamilton Chase in Results of Operations below).

     At December 31, 1994, the Partnership's liquid assets approximated $5,240,000 in Series I and $2,615,000 in Series II.
These funds primarily consist of undistributed funds generated from operations during the second half of 1994.

Results of Operations

     For the years ended December 31, 1994, 1993 and 1992,
Series I properties paid $11,648,000, $10,944,000 and $10,690,000, respectively, of interest to the Partnership. Of the above amounts, $11,117,000, $10,614,000 and $9,622,000, respectively, were generated from property operations.  For those same periods, Series
II properties paid  $5,798,000, $5,558,000 and  $5,297,000,
respectively, of interest to the Partnership. Of the above amounts, $5,503,000, $5,268,000 and $4,856,000, respectively, were generated from property operations. The differences between interest paid and cash generated from operations are due to payments from property level reserves and guarantees. The table, in Item 1. Business
- Investment Summary Series I and Series II, at the beginning of this report should be referenced for more information regarding the specific property interest payment information.

     Partnership operating expenses for 1994 have increased from 1993 by approximately $620,000 in Series I and $542,000 in Series II. Both Series' increases reflect the cost of efforts to pursue the raising of the additional proceeds (see discussion in Subsequent Event above). For 1994, Series I incurred approximately $630,000 in legal expenses related to the financing transaction as compared to $93,000 in 1993. Also, salary expenses increased by approximately $112,000 primarily due to an increase in employee time incurred working on the financing transaction. Similarly in Series II, approximately $413,000 was spent on legal expenses related to the financing transaction in 1994 as compared to $35,000 in 1993 while salary expenses increased by approximately $54,000 primarily due to increased employee time spent on the financing transaction. Additionally, Series II incurred approximately $100,000 in expenses related to the transfer of Hamilton Chase (see discussion of Hamilton Chase below).

     The lingering effect of adverse market conditions continues to impact the revenue stream of many of the properties in each Series. Accordingly, during 1994, 14 properties (nine from Series I and five from Series II) were unable to pay full base interest. However, Barkley Place (Series I) and The Meadows (Series II) have begun to repay their delinquent base interest. Cash flows from all properties have been insufficient to support the payment of contingent interest during 1994.

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

     In 1994, the Partnership adopted the provisions of Statement
No. 114, "Accounting by Creditors for Impairment of a Loan ("FAS
114"). The provisions of FAS 114 require a creditor to base its measure of loan impairment on the present value of expected future cash flows discounted at the loan's effective interest rate. A valuation allowance is provided to record the loan impairment with a corresponding charge to net income. Prior to the adoption of FAS
114, the Partnership reclassified investments in mortgage revenue bonds to investments in real estate partnerships whenever it became apparent that the underlying properties were unable to continue to support their entire debt service obligation, and that the other sources of debt service, including property level reserves and operating deficit guarantees, were considered insufficient to meet mortgage loan obligations. After the adoption of FAS 114, mortgage revenue bonds are not reclassified to investments in real estate partnerships until the deed to the properties collateralizing the mortgage revenue bonds has been transferred to New Borrowers. Once reclassified to investment in real estate partnerships, the investment is accounted for using the equity method of accounting. Interest collected from investment in real estate partnerships is recorded not as interest income, but as a distribution which decreases the investment's carrying value. Consequently, for financial reporting purposes, as reclassifications occur, there is a corresponding decrease in interest income from investments in mortgage revenue bonds and working capital loans.
Further, income is recorded by the Partnership as "Equity in property net income" and the carrying value of the investment in real estate partnerships is adjusted as income or loss (after depreciation) is recognized by the properties. This accounting treatment is for financial reporting purposes only and is not used to determine the income reported for federal income tax purposes, the amount of distributions to investors or the Managing General Partner's intentions related to other matters including ongoing legal actions, if any.

     As of December 31, 1994, nine Series I properties and six
Series II properties which secure mortgage revenue bonds and working capital loans totalling $132,500,000 and $55,815,000, respectively, were classified as investments in real estate partnerships. As of December 31, 1994, the carrying values of these investments in real estate partnerships, net of accumulated depreciation and valuation adjustments, approximated $104,709,000 for Series I and $47,981,000 for Series II. During the years ended December 31,
1993 and 1992, $9,450,000 and $11,759,000, respectively, of Series
I investments in mortgage revenue bonds were reclassified to investments in real estate partnerships. During the year ended
December 31, 1993, $13,975,000 of Series II investments in mortgage revenue bonds were reclassified to investments in real estate partnerships. No Series I or Series II investments in mortgage revenue bonds were reclassified during 1994.

     As of December 31, 1994 all of the investments in real estate in both Series I and Series II had been transferred to New Borrowers. These transfers were accomplished either through the Managing
General Partner's acceptance of deeds-in-lieu of foreclosure or otherwise settled by SCA Successor, Inc. replacing the original managing general partner of the original borrowing partnership.

     In response to a 1991 Supreme Court case, the IRS issued proposed regulations in connection with the modification or implied modification of debt instruments. If the proposed regulations are adopted in their present form, they would alter existing authority, and limit the type and extent of modifications and implied modifications that could be made by a bond owner/lender without adversely affecting the tax-exempt status of the bond. It is not clear at this time what effect the proposed regulations may have on the Partnership with respect to bonds secured by properties transferred to New Borrowers, as some of the terms of the transfers could be viewed by the IRS under the proposed regulations as implied modifications to the bonds. However, the IRS has stated that the regulations will apply only to modifications or implied modifications made on or after thirty days from the publication of the final regulations in the Federal Register.
As of March 30, 1995, the regulations had not appeared in their final form in the Federal Register. The Managing General Partner will continue in its efforts to protect the tax-exempt status of the bonds and the interest thereon; however, there can be no assurances the Managing General Partner will be successful in its efforts.

     The Managing General Partner monitors all of the properties in both Series of the Partnership. In addition, the Managing General Partner periodically assesses the estimated net realizable value and fair value of the properties to determine whether valuation adjustments are necessary due to, among other factors, a change in market conditions or the physical condition of the properties. In 1994, a valuation adjustment of $1,430,000 was made to the investment in Lakeview
Gardens bond, a Series I investment (See discussion of Lakeview
Gardens below). The Managing General Partner will continue to evaluate the need for valuation adjustments in the future as circumstances change.

     The following is a discussion of events which affect the properties that collateralize the Partnership's investments. With the exception of Lakeview Gardens, which continues to be classified as an investment in mortgage revenue bonds under the provisions of FAS
114, the discussion relates to investments in real estate partnerships.


Series I

Creekside Village: As a culmination of the workout negotiations initiated by the Managing General Partner during 1993, the transfer of Creekside Village was executed on February 9, 1994. Thus, the New Borrower assumed the mortgage.

Lakeview Gardens: During 1993, the greater Miami apartment market and, particularly, the submarket in which Lakeview is located were stimulated by Hurricane Andrew as displaced people, especially homeowners and out-of-town or out-of -state construction workers, took temporary residence in apartments. Vacant apartments were hard to find and rents, which had been growing only slowly, increased very rapidly. By 1994, most apartments and homes had been restored, homeowners had returned to their residences and the temporary workers had left the region, simultaneously creating an increase in apartment supply and a decrease in apartment demand. These factors plus an upsurge in apartment construction contributed to an increase in the apartment vacancy rate, flat or declining rents and an increase in rental concessions in the region and at Lakeview. Because of Lakeview's decline in operating revenues, property level reserves had to be drawn at a faster than anticipated rate to cover monthly shortfalls in base interest. In November of 1994, the property level reserves on Lakeview Gardens were exhausted, and the original borrower refused to fund the operating deficits of the property. The Managing General Partner, in anticipation of the pending default, initiated workout discussions with the original borrower. In
December 1994, an agreement was reached with the borrower whereby the deed would be transferred to a New Borrower in lieu of foreclosure. The transfer of the deed is expected to occur in April 1995.

North Pointe (formerly Shandin Hills):   As discussed in previous
reports, a settlement agreement was signed on November 23, 1992 whereby Shelter Canada and Winnipeg Financial and Management,
Inc., the third party guarantors, are to perform fully under the terms of the limited operating deficit guarantee. During 1994, scheduled payments totalling $119,000 were received by the Partnership as payment in accordance with the settlement agreement. In addition, the settlement agreement provides for the accrual of interest compounded quarterly on the unpaid balance.

Willowgreen: As a culmination of the workout negotiations initiated by the Managing General Partner during 1993, the transfer of Willowgreen was executed on November 21, 1994. Thus, the New
Borrower assumed the mortgage.

Series II

Hamilton Chase: On June 13, 1994, workout negotiations were completed and the New Borrower assumed the role of the General
Partner in the original borrowing partnership.

     During 1994, the Managing General Partner spent
approximately $100,000 in legal expenses related to the transfer of the
property.   Additionally, upon the transfer of the property, the New
Borrower determined that approximately $150,000 needed to be spent on physical improvements. As of December 31, 1994, approximately $25,000 of these repairs had been completed. The remaining repairs will be funded by property operations and are to be completed by the Summer of 1995.

Whispering Lake: As discussed in previous reports, a settlement agreement was signed on November 23, 1992 whereby Shelter
Canada, the third party guarantor, is to perform fully under the terms of the limited operating deficit guarantee. During 1994, scheduled payments totalling $168,000 were received by the Partnership as payment in accordance with the settlement agreement. In addition, the settlement agreement provides for the accrual of interest on the unpaid balance compounded quarterly.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA.

     See the Financial Statements, together with the report thereon of Price Waterhouse LLP dated March 30, 1995, which are filed as a part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT.

(a) and (b)  Identification of directors and executive officers:

     The following table sets forth the names, ages and positions held by the directors and executive officers of the Managing General
Partner:

                           Position Held with
        Name            Managing General Partner          Age
--------------------   -------------------------         -----
Garrett G. Carlson     Chairman and Director               59

Mark K. Joseph         President/Treasurer and
                       Director                            56

Thomas R. Hobbs        Senior Vice President,
                       Partnership General
                       Manager and Director                54

Marilynn K. Duker      Vice President                      39


     All of these individuals have served in an executive capacity since the organization of the Managing General Partner. Mssrs.
Carlson and Joseph have served as directors since the organization of the Managing General Partner and Mr. Hobbs was elected as a director effective April 5, 1994. All of these individuals will continue to serve in their current capacities until their successors are elected and qualified.

(c)  Identification of certain significant employees:

     None.

(d)  Family Relationships:

     None.

(e)  Business Experience

     SCA Realty I, Inc. was incorporated in Maryland in January
1986. The background and experience of the executive officers and directors of SCA Realty I, Inc., the Managing General Partner, are as follows:

     Garrett G. Carlson, age 59, is Chairman of the Board of
Directors of the Managing General Partner and the Initial Limited
Partner, as well as a Vice-Chairman of the Board of Shelter
Development Corporation ("SDC"). Mr. Carlson has been in the real estate development business since 1962. He has been responsible for the production and acquisition of several thousand units of rental housing over the last two decades. Prior to 1979, Mr. Carlson served as President and Chairman of the Board of Shelter Corporation of America, Inc., a publicly-owned company involved in all facets of real estate development. From 1964 until 1970, Mr. Carlson was Director of Real Estate and Development for Bor-Son Construction, Inc. and in that capacity participated in commercial, office, retail and industrial developments. Mr. Carlson is a graduate of the University of Minnesota.

     Mark K. Joseph, age 56, is President, Treasurer and a director of the Managing General Partner and the Initial Limited Partner, as well as President of SDC. He has been engaged in the development of real estate since 1974. Previously, Mr. Joseph was Chairman of the Executive Committee and a partner in the law firm of Gallagher, Evelius & Jones, where he was engaged in the practice of real estate and corporate law. Before his entry into the private sector, Mr. Joseph served first as Baltimore's Deputy Housing Commissioner and then as Development Director and Counsel to the Mayor. From 1975 to 1980, Mr. Joseph headed the Baltimore City Board of School Commissioners. As President of that Board, he chaired the nation's seventh largest school system. Mr. Joseph graduated with honors from Brown University and the Harvard Law School. He has been a member of the faculty and Board of Visitors of the University of Maryland Law School. Mr. Jospeh taught seminars in law and poverty and urban legal problems. He also authored the housing finance law creating the Maryland Community Development Administration.

     Thomas R. Hobbs, age 54, is a Senior Vice President and
Director of the Managing General Partner and also the General
Manager of the Partnership. From 1978 until joining SCA Realty in June 1986, Mr. Hobbs served as Manager of the Baltimore Field
Office of the United States Department of Housing and Urban Development ("HUD"). This responsibility included the approval of HUD loans and grants and the commitment of FHA mortgage insurance. The multifamily mortgage insurance portfolio of the Baltimore Field Office was $1.2 billion. Mr. Hobbs served HUD in various other capacities since 1967, including for periods acting as manager of the Washington, D.C. and Philadelphia offices. Mr.
Hobbs is a graduate of the University of Virginia and holds a Master's Degree from the University of North Carolina at Chapel Hill.
Between 1987 and 1991 he served as the Chairman of the Maryland
State Housing Policy Commission and since 1987 has served as a member of the State Housing Finance Review Committee.

     Marilynn K. Duker, age 39, is a Vice President of the
Managing General Partner and Senior Vice President of SDC. Prior to joining SDC in 1982, she served as special assistant to the Director of the HUD area office in Baltimore. She has worked in both the regional and central offices of HUD and for the Boston Housing Authority as well. Ms. Duker is a graduate of the College of Wooster and has a Master's Degree in City Planning from the Massachusetts Institute of Technology.

(f)  Involvement in certain legal proceedings:

     None.

(g) Promoters and Control Person:

     None.

ITEM 11.  EXECUTIVE COMPENSATION.

     The General Partners and their affiliates are entitled to receive various cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. In addition, the General Partners have earned and are expected to continue to earn various fees payable by borrowers in connection with the acquisition and servicing of the mortgage revenue bonds. The amounts of these items and the times at which they are payable are described at pages 15-17 and 49-52 of the Prospectus under the captions "Compensation and Fees" and "Profits, Losses and Cash Distributions," which descriptions are incorporated herein by reference.

     The following table sets forth the amounts of the fees, commissions and cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1994:


                                                      Amount of
Receiving Entity         Type of Compensation       Compensation
------------------      ------------------------   --------------
SCA Realty, Inc.         Interest in Cash Flow         $  1,445

SCA Associates 86
 Limited Partnership     Interest in Cash Flow          143,005
                                                     -----------
                                TOTAL                  $144,450
                                                       ========

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.

(a)  Security ownership of certain beneficial owners:

     The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding BACs at December 31, 1994.

(b)  Security ownership of management:

     As of the date hereof, none of the directors and officers of the Managing General Partner own any BACs issued by the Partnership.
Pursuant to the Partnership Agreement, the General Partners and their affiliates and employees of their affiliates may purchase BACs aggregating up to 1% of any additional BACs offered by the Partnership.

(c)  Changes in control:

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS.

(a)  Transactions with management and others:

     Since the Partnership is a limited partnership, it has no directors or officers. In addition, the registrant has had no transactions with individual officers or directors of the Managing
General Partner other than any indirect interest such officers and directors may have in the compensation paid to the Managing General Partner, or its affiliates by virtue of (i) their indirect stock ownership in the Managing General Partner, (ii) their ownership in 177061
Canada Ltd. ("Shelter Canada"), formerly Shelter Corporation of
Canada Limited Partnership , a stockholder of the Managing General Partner, or (iii) their partnership interests in SCA Associates 86-II Limited Partnership, a limited partner of the Associate General
Partner. Item 11 of this report which contains a discussion of the amounts and times fees and other compensation are paid or accrued by the Partnership to the General Partners or their affiliates is incorporated herein by reference.

     As a result of defaults under the terms of the loan agreements by the original borrowing partnerships, the Managing General Partner negotiated transfers of ownership of certain properties underlying the Partnership's investments in mortgage revenue bonds to "New
Borrowers" (which are partnerships controlled by SCA Successor, Inc., an affiliate of the Managing General Partner) for Barkley Place, The Montclair, Newport Village, Nicollet Ridge, Newport-On-Seven, North Pointe (formerly Shandin Hills), Mallard Cove I, Mallard Cove II, Gilman Meadows, The Meadows, Whispering Lake, Steeplechase, Creekside, Hamilton Chase and Willowgreen. Effective January 1,
1995, SCA Successor, Inc. withdrew as General Partner and was replaced by SCA Successor II, Inc. for the following partnerships:
Barkley Place, The Montclair, Newport Village, Nicollet Ridge,
Mallard Cove I, Mallard Cove II, Gilman Meadows, The Meadows, Whispering Lake, Steeplechase, Creekside, and Hamilton Chase.

      Shelter Canada, was, prior to the time the Partnership acquired the Whispering Lake Apartments, the Meadows Apartments, and North Pointe mortgage revenue bonds, either a limited or general partner of the developer partnership for those projects. Prior to the time the Partnership acquired these mortgage revenue bonds, Shelter Canada withdrew from the respective developer partnerships in return for contingent purchase payments for its interest, payable from certain revenue of the borrower. These revenues included a portion of the developers' overhead allowance funded out of proceeds of the mortgage revenue bonds to the extent such funds remain unused for cost overruns or other obligations of the borrower upon completion of construction and the achieving of sustaining occupancy. Payments to Shelter Canada are fully subordinated to all payments to the Partnership.

     In addition, Shelter Canada was contractually obligated to nonaffiliated borrowers of North Pointe and Whispering Lakes to fund operating deficits under guarantees totalling $1,292,500 and $1,819,000, respectively. The Managing General Partner entered into workout negotiations with the guarantor and respective borrowers of these properties as the guarantor had indicated its inability at this time to fully fund operating deficits. These negotiations resulted in a settlement agreement which provides for the payment of $1,215,143 plus interest under the guarantee obligations over a five year period.

(b)  Certain business relationships:

     The Partnership's response to Item 13(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the directors of the Managing General
Partnership are officers, directors or ten percent equity owners other than as set forth in the Partnership's response to Item 13(a).

(c)  Indebtedness of management:

     None.

(d)  Transactions with promoters:

     None.

                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     1. Financial Statements - The Financial Statements listed on the accompanying Index to Financial Statements and Schedule are filed as a part of this Annual Report on Form 10-K.

     2.  Financial Statement - Schedule.  Note 3 to the Financial
Statements included herein includes the information required to be included in Schedule of Mortgage Loans on Real Estate as of December 31, 1994 pursuant to Rule 12-29 of Regulation S-X at
Note 3.

     3. Exhibits - The Exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K:

     1. There were no reports on Form 8-K filed during the quarter ended December 31, 1994.

                       INDEX TO EXHIBITS

Exhibit Number                Title of Document
--------------  -------------------------------------------

      2.       Not applicable.

      3. Amended and Restated Agreement of Limited Partnership of SCA Tax Exempt Fund Limited Partnership, dated as of June 3, 1986 (incorporated herein by reference to Exhibit A of the Prospectus of the Registrant dated June 3, 1986 (the "Prospectus") filed with the Commission pursuant to Rule 424 (b)).

      4. Amended and Restated Agreement of Limited Partnership of SCA Tax Exempt Fund Limited Partnership, dated as of June 3, 1986 (incorporated herein by reference to Exhibit A of the Prospectus of the Registrant dated June 3, 1986 (the "Prospectus") filed with the Commission pursuant to Rule 424(b)).

      9.       Not applicable.

     10.       Not applicable.

     11.       Not applicable.

     12.       Not applicable.

     13.       Not applicable.

     16.       Not applicable.

     18.       Not applicable.

     21.       Not applicable.

     22.       Not applicable.

     23.       Not applicable.

     24.       Not applicable.

     27.       Financial Data Schedules.

     28.       Not applicable.

     99. Documents incorporated by reference pursuant to Rule 12b-23:

     P         A.   Pages 15-17, 25-30, and 49-52 of the
                    Prospectus.

     P         B.   Pages S-3 through S-10 of the
                    Supplement to the Prospectus dated
                    June 3, 1986 filed with the
                    Commission pursuant to Rule 424(b).

     P         C.   Pages 2-3 and 6-9 of the Supplement
                    to the Prospectus dated October 6,
                    1986 included in Post-Effective
                    Amendment No. 1 to the Partnership's
                    Registration Statement on Form S-11,
                    filed with the Commission on
                    November 3, 1986.

     P         D.   Pages 2-8, 10-13, and 14-18 of the
                    Supplement to the Prospectus dated
                    November 28, 1986 included in
                    Post-Effective Amendment No. 3 to
                    the Partnership's Registration
                    Statement on Form S-11, filed with the
                    Commission on February 3, 1987.

     P         E.   Page 4 of the 1987 Form 10-K filed
                    with the Commission on March 30,
                    1988.

     P         F.   Pages 10-16 of the 1987 Annual
                    Report to Investors.

     P         G.   Page 4 of the Form 10-K filed with the
                    Commission on March 31, 1989.


     P         H.   Page A-18 of the 1988 Form 10-K
                    filed with the Commission on March
                    31, 1989.

     P         I.   Page A-25 and A-26 of the 1989 Form
                    10-K filed with the Commission on
                    April 2, 1990.

     P         J.   Page A-23 through A-25 of the 1990
                    Form 10-K filed with the Commission
                    on April 1, 1991.

     P         K.   Page A-27 and A-28 of the 1991 Form
                    10-K filed with the Commission on
                    March 30, 1992.

     P         L.   Page A-36 and A-37 of the 1992 Form
                    10-K filed with the Commission on
                    March 30, 1993.

                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SCA TAX EXEMPT FUND
                         LIMITED PARTNERSHIP

                         By: SCA REALTY I, INC.

Date:  March 31, 1995         By: /s/ Mark K. Joseph

                                  Mark K. Joseph
                                  President/Treasurer, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates set forth below opposite their respective names.

     Signatures               Title
          Date

/s/ Garrett G. Carlson        Chairman of the Board     March 31, 1995
Garrett G. Carlson            of Directors

/s/ Mark K. Joseph            President/Treasurer,      March 31, 1995
Mark K. Joseph                Director

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



Report of Independent Accountants

Balance Sheets as of December 31, 1994 and 1993 - Series I

Statements of Income for the three years ended December 31, 1994, 1993, and 1992 - Series I

Statement of Cash Flows for the three years ended December 31, 1994, 1993, and 1992 - Series I

Statement of Changes in Partners' Capital for the three years ended December 31, 1994

Balance Sheets as of December 31, 1994 and 1993 - Series II

Statements of Income for the three years ended December 31, 1994, 1993, and 1992 - Series II

Statement of Cash Flows for the three years ended December 31, 1994, 1993, and 1992 - Series II

Statement of Changes in Partners' Capital for the three years ended December 31, 1994 - Series II

Notes to Financial Statements - The footnotes include the information required to be included in the Schedule of Mortgage Loans on Real
Estate as of December 31, 1994 pursuant to Rule 12-29 of Regulation
S-X at Note 3

Financial Statements of Various Properties including reports of Independent Accountants.

All schedules prescribed by Regulation S-X have been omitted as the required information is inapplicable or the information is presented elsewhere in the financial statements or related notes.

REPORT OF INDEPENDENT ACCOUNTANTS



Price Waterhouse LLP

To The Partners of SCA Tax Exempt Fund Limited Partnership:

In our opinion, the accompanying balance sheets (including the proforma balance sheets as of December 31, 1994) and the related statements of income, of cash flows and of changes in partners' capital present fairly, in all material respects, the financial position of SCA Tax Exempt Fund Limited Partnership (the "Partnership"),
Series I and Series II, at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management;
our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described more fully in Note 7, on February 14, 1995, the Partnership consummated a financing transaction. The proforma balance sheets reflect the effect of this transaction on the Partnership's financial position had the transaction occurred on December 31, 1994.


Price Waterhouse LLP
Baltimore, Maryland
March 30, 1995

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
SERIES I

                                                                                       Proforma (Note 7)
                                                                                ---------------------------------
                                                               December 31,                        December 31,      December 31,
                                                                   1994           Adjustments          1994              1993
                                                              ---------------   ---------------   ---------------   ---------------
ASSETS

Cash and cash equivalents                                         $5,239,782        $2,619,488 (a)    $7,859,270        $5,032,089
Interest receivable                                                  357,783                             357,783           296,040
Investment in mortgage revenue bonds, net of valuation
  allowance of $1,430,000 in 1994 and $0 in 1993 (Note 3)         43,177,900                          43,177,900        44,607,900
Investment in parity working capital loans (Note 3)                  934,600                             934,600           934,600
Investment in real estate partnerships (Note 4)                  104,708,977       (57,605,914)(b)    47,103,063       107,970,711
Joint investment pool (Note 7)                                         -            54,563,816 (c)    54,563,816
Other assets (Note 7)                                                622,212          (603,887)(d)        18,325            18,060
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL ASSETS                                               $155,041,254       ($1,026,497)     $154,014,757      $158,859,400
                                                              ===============   ===============   ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                               $663,087            -               $663,087           $71,793
Distributions payable                                              5,044,283                           5,044,283         5,052,141
Due to affiliates (Note 6)                                            63,845                              63,845            16,051
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL LIABILITIES                                             5,771,215            -              5,771,215         5,139,985
                                                              ---------------   ---------------   ---------------   ---------------
Partners' Capital
   General Partners                                                 (304,746)         ($10,265)         (315,011)         (263,970)
   Limited Partners (beneficial assignee certificates-
     issued and outstanding 200,000 certificates)                149,574,785        (1,016,232)      148,558,553       153,983,385
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL PARTNERS' CAPITAL                                     149,270,039        (1,026,497)      148,243,542       153,719,415
                                                              ---------------   ---------------   ---------------   ---------------
     COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, 5, 6 & 7)

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $155,041,254       ($1,026,497)     $154,014,757      $158,859,400
                                                              ===============   ===============   ===============   ===============
                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME
SERIES I

                                                                 For the           For the           For the
                                                                year ended        year ended        year ended
                                                               December 31,      December 31,      December 31,
                                                                   1994              1993              1992
                                                              ---------------   ---------------   ---------------
INCOME

Interest on mortgage revenue bonds                                $3,468,563        $4,025,063        $4,613,425
Interest on parity working capital loans                              72,712            83,212            94,653
Non-taxable interest on short-term investments                        27,087            38,534            46,721
Taxable interest on short-term investments                           107,053            67,790            77,790
Equity in property net income                                      4,890,052         4,116,773         3,473,978
                                                              ---------------   ---------------   ---------------
     TOTAL INCOME                                                  8,565,467         8,331,372         8,306,567
                                                              ---------------   ---------------   ---------------
EXPENSES

Operating expenses (Note 6)                                        1,487,588           867,459           913,243
Valuation adjustment related to investment in mortgage revenue
   bonds and real estate partnerships (Notes 3 & 4)                1,430,000         4,600,000         6,350,000
                                                              ---------------   ---------------   ---------------
     TOTAL EXPENSES                                                2,917,588         5,467,459         7,263,243
                                                              ---------------   ---------------   ---------------
     NET INCOME                                                   $5,647,879        $2,863,913        $1,043,324
                                                              ===============   ===============   ===============
     NET INCOME ALLOCATED TO GENERAL PARTNERS                        $56,479           $28,639           $10,433
                                                              ===============   ===============   ===============
     NET INCOME  ALLOCATED TO LIMITED PARTNERS                    $5,591,400        $2,835,274        $1,032,891
                                                              ===============   ===============   ===============
     NET INCOME PER BAC                                               $27.96            $14.18             $5.16
                                                              ===============   ===============   ===============
                             The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
SERIES I

                                                                For the            For the           For the
                                                                year ended        year ended        year ended
                                                               December 31,      December 31,      December 31,
                                                                   1994              1993              1992
                                                              ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $5,647,879        $2,863,913        $1,043,324
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in property net income                                 (4,890,052)       (4,116,773)       (3,473,978)
    Interest receivable transferred to investment
      in real estate partnerships                                      -               (63,949)            -                     -
    Other changes in investment in real
      estate partnerships                                                144              (448)              712
    Valuation adjustments related to investment
      in real estate partnerships                                      -              4,600,000         6,350,000
    Valuation adjustments related to investment
      in mortgage revenue bonds                                    1,430,000              -                 -                     -
    Interest distributions from investment in
      real estate partnerships                                     8,151,642         6,861,779         5,791,714
    (Increase) decrease in interest receivable                       (61,743)           29,264           251,803
    (Increase) decrease in other assets                             (604,152)           20,320            51,304
    Increase (decrease) in accounts payable
      and accrued expenses                                           591,294            22,690             7,929
    Increase (decrease) in due to affiliates                          47,794           (12,346)           25,009
                                                              ---------------   ---------------   ---------------
Net cash provided by operating activities                         10,312,806        10,204,450        10,047,817
                                                              ---------------   ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short-term investments                       -                 -               900,000
                                                              ---------------   ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners                                         (10,105,113)      (10,103,816)      (10,343,674)
                                                              ---------------   ---------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                        207,693           100,634           604,143
                                                              ---------------   ---------------   ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                        5,032,089         4,931,455         4,327,312
                                                              ---------------   ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $5,239,782        $5,032,089        $4,931,455
                                                              ===============   ===============   ===============

DISCLOSURE OF NON-CASH ACTIVITIES:
     Transfer of investment in mortgage revenue
     bonds and working capital loans to
     investment in real estate partnerships                            -             $9,450,000       $11,985,000
                                                              ===============   ===============   ===============
                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
SERIES I
FOR THE PERIOD DECEMBER 31, 1991 THROUGH DECEMBER 31, 1994

                                      LIMITED PARTNERS
                                        BENEFICIAL
                                          ASSIGNEE               GENERAL
                                        CERTIFICATES             PARTNERS            TOTAL
                                      ----------------        ---------------   ---------------
Balance, December 31, 1991               $170,365,220              ($102,125)     $170,263,095

Net income                                  1,032,891                 10,433         1,043,324
Distribution to partners                  (10,250,000)               (98,581)      (10,348,581)
                                      ----------------        ---------------   ---------------
Balance, December 31, 1992                161,148,111               (190,273)      160,957,838

Net income                                  2,835,274                 28,639         2,863,913
Distribution to partners                  (10,000,000)              (102,336)      (10,102,336)
                                      ----------------        ---------------   ---------------
Balance, December 31, 1993                153,983,385               (263,970)      153,719,415

Net income                                  5,591,400                 56,479         5,647,879
Distribution to partners                  (10,000,000)               (97,255)      (10,097,255)
                                      ----------------        ---------------   ---------------
Balance, December 31, 1994               $149,574,785              ($304,746)     $149,270,039
                                      ================        ===============   ===============
                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
SERIES II
                                                                                       Proforma (Note 7)
                                                                                ---------------------------------
                                                               December 31,                        December 31,      December 31,
                                                                   1994           Adjustments          1994              1993
                                                              ---------------   ---------------   ---------------   ---------------
ASSETS

Cash and cash equivalents                                         $2,614,899        $1,740,512 (a)    $4,355,411        $3,284,869
Interest receivable                                                  198,907                             198,907           200,107
Investment in mortgage revenue bonds (Note 3)                     29,624,600                          29,624,600        29,624,600
Investment in parity working capital loans (Note 3)                  815,400                             815,400           815,400
Investment in real estate partnerships (Note 4)                   47,981,147       (47,981,147)(b)         -            49,417,599
Joint investment pool (Note 7)                                         -            46,054,212 (c)    46,054,212             -
Other assets (Note 7)                                                503,770          (495,630)(d)         8,140             8,140
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL ASSETS                                                $81,738,723         ($682,053)      $81,056,670       $83,350,715
                                                              ===============   ===============   ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                               $447,072             -              $447,072           $41,804
Distributions payable                                              2,668,631                           2,668,631         2,915,280
Due to affiliates (Note 6)                                            30,662                              30,662             7,291
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL LIABILITIES                                             3,146,365             -             3,146,365         2,964,375
                                                              ---------------   ---------------   ---------------   ---------------
Partners' Capital
   General Partners                                                  (81,346)          ($6,821)          (88,167)          (69,624)
   Limited Partners (beneficial assignee certificates-
     issued and outstanding 96,256 certificates)                  78,673,704          (675,232)       77,998,472        80,455,964
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL PARTNERS' CAPITAL                                      78,592,358          (682,053)       77,910,305        80,386,340
                                                              ---------------   ---------------   ---------------   ---------------
     COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, 5, 6 & 7)

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                     $81,738,723         ($682,053)      $81,056,670       $83,350,715
                                                              ===============   ===============   ===============   ===============

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME
SERIES II

                                                                 For the           For the           For the
                                                                year ended        year ended        year ended
                                                               December 31,      December 31,      December 31,
                                                                   1994              1993              1992
                                                              ---------------   ---------------   ---------------
INCOME

Interest on mortgage revenue bonds                                $2,324,531        $3,434,531        $3,434,531
Interest on parity working capital loans                              63,557            71,557            71,557
Non-taxable interest on short-term investments                        20,380            44,784            86,214
Taxable interest on short-term investments                            55,404            46,671            32,319
Equity in property net income                                      2,006,691         1,067,729           965,521
                                                              ---------------   ---------------   ---------------
     TOTAL INCOME                                                  4,470,563         4,665,272         4,590,142
                                                              ---------------   ---------------   ---------------
EXPENSES

Operating expenses (Note 6)                                          923,270           380,955           381,759
Valuation adjustment related to investment in mortgage revenue
   bonds and real estate partnerships (Notes 3 & 4)                    -             1,450,000           450,000
                                                              ---------------   ---------------   ---------------
     TOTAL EXPENSES                                                  923,270         1,830,955           831,759
                                                              ===============   ===============   ===============
     NET INCOME                                                   $3,547,293        $2,834,317        $3,758,383
                                                              ===============   ===============   ===============
     NET INCOME ALLOCATED TO GENERAL PARTNERS                        $35,473           $28,343           $37,584
                                                              ===============   ===============   ===============
     NET INCOME ALLOCATED TO LIMITED PARTNERS                     $3,511,820        $2,805,974        $3,720,799
                                                              ===============   ===============   ===============
     NET INCOME PER BAC                                               $36.48            $29.15            $38.66
                                                              ===============   ===============   ===============
                             The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
SERIES II

                                                                 For the           For the           For the
                                                                year ended        year ended        year ended
                                                               December 31,      December 31,      December 31,
                                                                   1994              1993              1992
                                                              ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $3,547,293        $2,834,317        $3,758,383
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in property net income                                 (2,006,691)       (1,067,729)         (965,521)
  Interest receivable transferred to investment in
      real estate partnerships                                         -              (263,600)            -
    Valuation adjustment related to investment in
      real estate partnerships                                         -              1,450,000           450,000
    Interest distributions from investment in
      real estate partnerships                                     3,443,143         2,238,308         1,790,474
    Amortization expense                                                                                   1,149
    (Increase) decrease in interest receivable                         1,200            94,360            14,814
    (Increase) in other assets                                      (495,630)            -                 -
    Increase (decrease) in accounts payable
      and accrued expenses                                           405,268            26,015            (2,040)
    Increase (decrease) in due to affiliates                          23,371            (3,824)            9,484
                                                              ---------------   ---------------   ---------------
Net cash provided by operating activities                          4,917,954         5,307,847         5,056,743
                                                              ---------------   ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners                                          (5,587,924)       (5,826,744)       (6,546,458)
                                                              ---------------   ---------------   ---------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                       (669,970)         (518,897)       (1,489,715)
                                                              ---------------   ---------------   ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                        3,284,869         3,803,766         5,293,481
                                                              ---------------   ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $2,614,899        $3,284,869        $3,803,766
                                                              ===============   ===============   ===============
                    The accompanying notes are an integral part of these financial statements.

DISCLOSURE OF NON-CASH ACTIVITIES:
     Transfer of investment in mortgage revenue
     bonds and working capital loans to
     investment in real estate partnerships                            -            $13,975,000             -
                                                              ===============   ===============   ===============

SCA TAX EXEMPT LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
SERIES II
FOR THE PERIOD DECEMBER 31, 1991 THROUGH DECEMBER 31, 1994

                                      LIMITED PARTNERS
                                        BENEFICIAL
                                          ASSIGNEE               GENERAL
                                        CERTIFICATES             PARTNERS            TOTAL
                                      ----------------        ---------------   ---------------
Balance, December 31, 1991                $85,720,552               ($32,191)      $85,688,361

Net income                                  3,720,799                 37,584         3,758,383
Distribution to partners                   (6,016,000)               (50,224)       (6,066,224)
                                      ----------------        ---------------   ---------------
Balance, December 31, 1992                 83,425,351                (44,831)       83,380,520

Net income                                  2,805,974                 28,343         2,834,317
Distribution to partners                   (5,775,361)               (53,136)       (5,828,497)
                                      ----------------        ---------------   ---------------
Balance, December 31, 1993                 80,455,964                (69,624)       80,386,340

Net income                                  3,511,820                 35,473         3,547,293
Distribution to partners                   (5,294,080)               (47,195)       (5,341,275)
                                      ----------------        ---------------   ---------------
Balance, December 31, 1994                $78,673,704               ($81,346)      $78,592,358
                                      ================        ===============   ===============

                    The accompanying notes are an integral part of these financial statements.


    SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
       NOTES TO THE FINANCIAL STATEMENTS
            (SERIES I AND SERIES II)

NOTE 1 - THE PARTNERSHIP

     SCA Tax Exempt Fund Limited Partnership (the Partnership), was organized on January 10, 1986, under the Delaware Revised
Uniform Limited Partnership Act for the purpose of investing in a portfolio of tax-exempt mortgage revenue bonds (the bonds) issued by various state or local governments or their agencies or authorities, and secured by nonrecourse participating first mortgage loans on real estate projects. The Partnership will terminate on December 31, 2036, or sooner, in accordance with the terms of the Partnership Agreement. SCA Realty I, Inc. is the .1% Managing General Partner and SCA Associates 86 Limited Partnership is the .99% Associate
General Partner (collectively, the "General Partners").

     The Partnership is segregated into two distinct pools of investments, Series I and Series II, which resulted from two offerings of Beneficial Assignee Certificates ("BACs"). A total of 200,000
BACs in Series I and 96,256 BACs in Series II were issued at a stated value of $1,000 each. BACs represent the assignment of limited partnership interests in the Partnership.

     Cash flow, as defined in the Partnership Agreement, is distributable and net income is allocable 1% to the Partnership's general partnership interests and 99% to its limited partnership interests until the BAC holders have received an 8.5% non-cumulative return on their adjusted capital contribution as defined. Thereafter, cash flow is distributable and income is allocable based on varying percentages as defined in the Partnership Agreement. The Partnership is not, however, precluded from making distributions to BAC holders in excess of annual cash flow. The Partnership is required to pay distributions declared within 45 days following the end of each six-month period of the calendar year. Proceeds from sale, repayment or liquidation, as defined in the Partnership Agreement, are distributable substantially in the same manner as other cash flow, after repayment of the partners' adjusted capital contributions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation

     The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

Cash and Cash Equivalents and Short-Term Investments

     Cash and cash equivalents consist principally of investments in money market mutual funds and short-term marketable securities which are readily convertible to known amounts of cash in seven days or less. In May 1993, the Financial Accounting Standards Board
(FASB) issued Statement No. 115, "Accounting for Certain
Investments in Debt and Equity Securities ("Statement No. 115"). Statement No. 115 is effective for fiscal years beginning after December 15, 1993, with earlier adoption permitted. The Partnership adopted Statement No. 115 in 1994; there was no cumulative effect and no effect in the current year. The Partnership, through its joint investment pool, has invested in various short-term investments. These investments are classified as trading securities and are recorded at fair value in accordance with Statement No. 115 in the proforma information described in Note 7.

Investments in Mortgage Revenue Bonds and Parity Working
Capital Loans

     Investments in mortgage revenue bonds and parity working capital loans are carried at the lower of cost or estimated net realizable value. Estimated net realizable value is based upon the anticipated net sale or refinancing proceeds. The Managing General Partner periodically evaluates the carrying values of investments in mortgage revenue bonds and working capital loans. In 1994, the Partnership adopted the provisions of FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"). FAS 114 amends
FASB Statement No. 5, "Accounting for Contingencies," to clarify that a creditor should evaluate the collectibility of both interest and principal receivable when assessing the need for a loss provision.
FASB Statement No. 15, "Accounting by Debtors and Creditors for
Troubled Debt Restructurings" was also amended to require a creditor to measure all loans that are restructured in a troubled debt restructuring involving a modification of terms. Accordingly, the provisions of FAS 114 require a creditor to base its measure of loan impairment on the present value of expected future cash flows discounted at the loan's effective interest rate. A valuation allowance is provided to record the loan impairment with a corresponding charge to net income. There was no cumulative effect and no effect in the current year except for the classification of Lakeview Gardens discussed in Note 3.

     The Partnership recognizes interest income on both the bonds and the loans at rates negotiated at the time such investments were made. Interest recognized on the bonds is exempt for federal income tax purposes while interest on the working capital loans is taxable to the partners. Base interest on the bonds and the parity working capital loans is recognized as revenue as it accrues; contingent interest is recognized as property performance meets the criteria for payment. Although no debt service obligations have been forgiven, delinquent bonds and parity working capital loans are placed on nonaccrual status for financial reporting purposes when collection of interest is in doubt. Interest payments on nonaccrual loans are applied first to previously recorded accrued interest and then recognized as income when received. The accrual of interest income is reinstated once a property's ability to perform is adequately demonstrated.

Investments in Real Estate Partnerships

     Prior to the adoption of FAS 114, the Partnership reclassified investments in mortgage revenue bonds to investments in real estate partnerships whenever it became apparent that the underlying properties were unable to continue to support their entire debt service obligation, and that the other sources of debt service, including property level reserves and operating deficit guarantees, were considered insufficient to meet mortgage loan obligations. After the adoption of FAS 114, mortgage revenue bonds are not reclassified to investments in real estate partnerships until the deed to the properties collateralizing the mortgage revenue bonds has been transferred to New Borrowers. Once reclassified to investment in real estate partnerships, the investment is accounted for using the equity method of accounting. Subsequent to deed transfer, valuation adjustments are recorded for investments in real estate partnerships if the carrying values exceed estimated net sale or refinancing proceeds. The carrying value of these investments is increased or decreased, and income or loss is recognized, for the Partnership's share of the underlying property's income or loss. Interest collected from investment in real estate partnerships is recorded not as interest income, but as a distribution which decreases the investment's carrying value.

Earnings per BAC

     Earnings per BAC have been calculated based on 200,000 and 96,256 BACs outstanding for the three years ended December 31, 1994, 1993 and 1992 for Series I and Series II, respectively.

Income Taxes

     No recognition has been given to income taxes in the accompanying financial statements as the distributive share of the Partnership's income, deductions and credits is included in each partner's income tax returns. The Managing General Partner believes that the Partnership is not subject to income taxes. The tax basis of the Partnership's net assets exceeds the carrying value for book purposes of approximately $48.3 million and $12.6 million for Series I and Series II, respectively.

Reclassifications

     Certain amounts in 1993 and 1992 have been reclassified to conform to the 1994 presentation.

NOTE 3 -  INVESTMENT IN MORTGAGE REVENUE BONDS
AND PARITY WORKING CAPITAL LOANS

     As of December 31, 1994, Series I held 14 mortgage revenue bonds. Five of the bonds are treated as investments in mortgage revenue bonds and have a carrying value of $43,177,900, net of a valuation allowance of $1,430,000. Series II held nine mortgage revenue bonds at December 31, 1994, three of which are treated as investments in mortgage revenue bonds aggregating $29,624,600. The remaining Series I and Series II mortgage revenue bonds are treated as investments in real estate partnerships as required by generally accepted accounting principles (see also Note 4).

General Mortgage Loan Terms

     The proceeds from the issuance of the bonds were used to make nonrecourse participating first mortgage loans on multi-family housing developments. The Partnership's rights under the mortgage revenue bonds are defined by and dependent on the terms and conditions of the mortgage loans. The mortgage loans are assigned to the Partnership to secure the payment of principal and interest on the mortgage revenue bonds. This assignment includes an assignment of a first mortgage on the property and an assignment of rents. Additional collateral was provided in the form of property level operating reserves funded from construction period cash flow, and by operating deficit guarantees. Of the additional collateral originally provided, the property level operating reserves have been exhausted on all but four of the loans, and all but one of the operating deficit guarantees have expired.

     The terms of the mortgage loans provide for the payment of
base interest and additional contingent interest.   In addition, they
provide for the Partnership to hold the mortgage revenue bonds and the related mortgage loans for 14 years. Principal on the mortgage loans will not be amortized while held by the Partnership, but will be required to be repaid or refinanced in a lump sum payment at the end of the holding period or at such earlier time as the Partnership may require. The mortgage loans are nonassumable except with the consent of the Partnership. Prepayment is prohibited during the first seven years of the mortgage loan. Between years eight and eleven, the mortgage may be prepaid at the option of the borrower subject to a declining penalty. Prepayments after the twelfth year are allowed without regard to whether or not the mortgaged property is sold or refinanced.

     The Partnership may also require prepayment of the mortgage loan upon the occurrence of an event which would cause significant risk that the interest on the mortgage revenue bonds would be subject to federal income taxation.

     The mortgage loans bear interest at base rates determined by arms length negotiations that reflect market conditions at the time the mortgage revenue bonds were purchased by the Partnership. Each loan provides for contingent interest in an amount equal to the difference between the stated base interest rate and 16%. During the construction period, each bond bore interest at base rates that were separately negotiated, and payment of any construction period contingent interest was deferred until the project is sold or refinanced. Contingent interest (other than contingent interest during the construction period) is payable during the year from 100% of the project cash flow until the Partnership's aggregate non-compounded interest rate equals the base interest rate plus 1.5% to 2.5% (first tier contingent interest), as the case may be, on each mortgage loan. Any remaining cash flow is split equally with the owner until the Partnership reaches its 16% per annum limit. To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference is deferred until the mortgaged property is sold or the mortgage loan is repaid.
Sale or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the Partnership to the extent necessary for the Partnership to recover the base rate plus first tier contingent interest previously deferred; thereafter, 50% of any excess sale or repayment proceeds is paid to the Partnership until it reaches its 16% per annum limit. Accordingly, the ability of the Partnership to collect contingent interest on the mortgage revenue bonds is dependent upon the level of project cash flow and sale or repayment proceeds.

     Descriptions of the various mortgage revenue bonds and working capital loans owned by the Partnership at December 31, 1994 are provided in the following table. In addition, the table provides the dates of in-substance foreclosure/reclassification for those mortgage revenue bonds and working capital loans that are classified as investments in real estate partnerships. See Note 4 for additional discussion of investments in real estate partnerships.

Series I
Investment in Mortgage                   Base       First Tier
Revenue Bonds and Parity               Interest     Contingent  Maturity      Face        Carrying
Working Capital Loans (Note 3)           Rate          Rate       Date       Amount        Amount
----------------------------------- --------------- ---------- ---------- ------------ ---------------
Alban Place Apartments                       7.875      2.375  Oct. 2008  $10,500,000     $10,500,000
Frederick, MD
Alban Place Limited Partnership

Northridge Park Apartments                   7.500      2.000  June 2012    8,950,000       8,950,000
Salinas, CA
Northridge Park Phase II

Lakeview Garden Apartments                   7.750      2.500  Aug. 2007    9,307,500       7,877,500
Dade Co., FL
Lakeview Garden Apartments
Limited Partnership

Riverset Apartments                          7.875      2.100  Nov. 1999    6,535,000       6,535,000
Memphis, TN
Auction Street Associates
Limited Partnership

Villa Hialeah                                7.875      2.375  Oct. 2009   10,250,000      10,250,000
Hialeah, FL
Shelter Group South East -
Hialeah, A Limited Partnership
                                                                          ------------ ---------------
Series I Mortgage Revenue
  Bond and Parity Working
  Capital Loan Investment Total                                           $45,542,500     $44,112,500  (1)
                                                                          ============ ===============

                                      Date of In-      Base    First Tier
Series I Investment in Real            Substance     Interest  Contingent   Maturity        Face          Carrying
Estate Partnerships (Note 4)          Foreclosure      Rate       Rate        Date         Amount          Amount
----------------------------------- --------------- ---------- ---------- ------------ --------------- ---------------
Barkley Place                       Sept. 7, 1988       8.000      2.250   May  2011        9,630,000       7,246,644
Fort Myers, FL
Barkley Place Limited Partnership

The Montclair                       Mar.  3, 1989       7.875      2.375   Dec. 2015       15,465,000       9,233,040
Springfield, MO
Montclair Limited Partnership

Newport Village                     Aug. 31, 1989       7.875      2.375   Dec. 2010       10,880,000       8,760,497
Thornton, CO
Newport Village Limited
Partnership

Nicollet Ridge                      Sept. 1, 1990       7.875      2.375   Dec. 2010       20,340,000      15,578,276
Burnsville, MN
Nicollet Ridge Limited
Partnership

Newport-on-Seven                    Dec.  1, 1991       8.125      2.375   Aug. 2008       10,800,000       7,600,916
St. Louis Park, MN
St. Louis Park Housing Partners,
A Limited Partnership

Steeplechase Falls Apartments       Feb.  1, 1991       7.875      2.375   Dec. 2008       18,100,000      16,787,457
Knoxville, TN
Steeplechase Falls Limited
Partnership

North Pointe Apartments             Dec. 31, 1991       7.875      2.375   Aug. 2006       25,850,000      19,965,765
San Bernardino, CA
Cal-Shel Limited Partnership

Creekside Village Apartments        Dec. 31, 1992       7.500      2.250   Nov. 2009       11,985,000      10,328,030
Sacramento, CA
Creekside Village Limited
Partnership

Willowgreen Apartments              Sep. 30, 1993       8.000      2.250   Dec. 2010        9,450,000       9,208,352
Tacoma, WA
Willowgreen Associates
Limited Partnership                                                                    --------------- ---------------

Series I Investment in
Real Estate Partnerships Total                                                            132,500,000     104,708,977
                                                                                       --------------- ---------------
Series I Total                                                                           $178,042,500    $148,821,477
                                                                                       =============== ===============

Series II
Investment in Mortgage                   Base       First Tier
Revenue Bonds and Parity               Interest     Contingent  Maturity      Face        Carrying
Working Capital Loans (Note 3)           Rate          Rate       Date       Amount        Amount
----------------------------------- --------------- ---------- ---------- ------------ ---------------
Riverset Apartments                          7.875      2.100  Nov. 1999  $12,640,000     $12,640,000
Memphis, TN
Auction Street Associates
Limited Partnership

Southfork Village Apartments                 7.875      2.375  Jan. 2009   10,550,000      10,550,000
Lakeville, MN
Southfork Apartments
Limited Partnership

Emerald Hills Apartments                     7.750      2.500  Apr. 2008    7,250,000       7,250,000
Issaquah, WA
Axelrod Emerald Hills Association
Limited Partnership                                                       ------------ ---------------

Series II Mortgage Revenue
  Bond and Working Capital
  Loan Investment Total                                                   $30,440,000     $30,440,000  (2)
                                                                          ============ ===============

                                      Date of In-      Base    First Tier
Series II Investment in Real           Substance     Interest  Contingent   Maturity        Face          Carrying
Estate Partnerships (Note 4)          Foreclosure      Rate       Rate        Date         Amount          Amount
----------------------------------- --------------- ---------- ---------- ------------ --------------- ---------------
Mallard Cove I                      June 1, 1991        7.300      2.375   Jan. 2006        2,610,000       2,146,507
Everett, WA
Mallard Cove I Limited
Partnership

Mallard Cove II                     June 1, 1991        8.094      2.376   Jan. 2006        6,740,000       6,225,791
Everett, WA
Mallard Cove II Limited
Partnership

Gilman Meadows Apartments           June 1, 1991        8.000      2.250   Apr. 2007        7,100,000       6,640,994
Issaquah, WA
Gilman Meadows Limited
Partnership

The Meadows Apartments              Sept. 30, 1991      7.625      2.500   Jan. 2008        7,200,000       6,808,705
Memphis, TN
Meadows Limited Partnership

Whispering Lake                     Dec.  31, 1991      7.625      2.250   Dec. 2007       18,190,000      13,394,493
Kansas City, MO
Whispering Lake Limited Partnership

Hamilton Chase                      Dec.  31, 1993      8.000      2.250   Aug. 2006       13,975,000      12,764,657
Chattanooga, TN
Hamilton Grove Limited
Partnership                                                                            --------------- ---------------

Series II Investment in
Real Estate Partnerships Total                                                             55,815,000      47,981,147
                                                                                       --------------- ---------------
Series II Total                                                                           $86,255,000     $78,421,147
                                                                                       =============== ===============

(1)  Amount includes $43,177,900 of mortgage revenue bonds and $934,600 of parity working capital loans.
(2)  Amount includes $29,624,600 of mortgage revenue bonds and $815,400 of parity working capital loans.


     Interest income of approximately $488,000 in Series I was not recognized for the year ended December 31, 1992 because of bonds
on nonaccrual status.   During 1994 and 1993 there were no bonds in
either series on nonaccrual status, and there were no Series II bonds on nonaccrual status during 1992.

     During 1994, the property level reserves on Lakeview Gardens (Series I) were exhausted, and the original borrower refused to fund
the operating deficits of the property.   The Managing General
Partner, in anticipation of the pending default, initiated workout discussions with the original borrower in the fourth quarter of 1994. The transfer of the deed is expected to take place in April 1995. As a result, the Partnership recorded a valuation adjustment of $1,430,000 on the Lakeview Gardens bond in the fourth quarter of
1994.  No other adjustments were recorded to investments in
mortgage revenue bonds during 1994.  In 1993, a valuation
adjustment of $1,200,000 was recorded on the Hamilton Chase  bond
(Series II).   In 1992, a mortgage revenue bond valuation adjustment
of $900,000 was recorded for Creekside Village, a Series I
investment.   These valuation adjustments do not affect the cash flow
generated from property operations, the characterization of the tax-exempt income stream nor the financial obligations under the mortgage revenue bonds. The Managing General Partner will continue to evaluate the need for valuation allowances in the future as circumstances change.


NOTE 4 -  INVESTMENT IN REAL ESTATE PARTNERSHIPS

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

     Properties classified as investments in real estate partnerships typically have been or are expected to be transferred by foreclosure or deed in lieu of foreclosure to "New Borrowers". These New
Borrowers are partnerships whose general partner is SCA Successor, Inc., a corporation which is an affiliate of the Managing General Partner. In certain instances, instead of the formal transfer of the property to a New Borrower, SCA Successor, Inc. has been designated as the general partner of the original borrowing entity.

     The Partnership continues to share in earnings of properties treated as investments in real estate partnerships in accordance with the original terms of the mortgage loans collateralizing the mortgage revenue bonds. For those properties owned by partnerships controlled by SCA Successor, Inc., although the Partnership has not waived default, the Managing General Partner has no plans or intentions to accelerate the maturity of the mortgage loans. In addition, the Partnership is responsible for the post-transfer operating deficits of New Borrowers. No operating deficits were funded for the three years ended December 31, 1994, 1993 and 1992.

     The Managing General Partner has taken the position that these transactions do not affect the tax-exempt nature of the income received by the Partnership on any of the loans, nor does it change the character of the Partnership's income for tax purposes. This position is consistent with industry practice, and the Managing General Partner is not aware of any contrary rulings. As with all federal income tax matters, the Internal Revenue Service may choose to review and rule on the subject at a later date.

     For investments accounted for as investments in real estate partnerships, Series I recognized operating income of approximately $4,890,000, $4,117,000 and $3,474,000 and collected approximately
$8,152,000, $6,862,000 and $5,792,000 in interest payments for the years ended December 31, 1994, 1993 and 1992, respectively. For those same periods, Series II recognized operating income of approximately $2,007,000, $1,068,000 and $965,000 and collected approximately $3,443,000, $2,238,000 and $1,790,000 in interest payments, respectively.

     During 1994, no valuation adjustments were made to investments in real estate partnerships. In 1993, valuation adjustments were recorded for North Pointe ($4,600,000), (formerly Shandin
Hills), a Series I property and for Mallard Cove I ($250,000), a Series II property. The Partnership recorded valuation adjustments in 1992 for three properties, Newport on Seven ($1,750,000) and Nicollet
Ridge ($3,700,000) in Series I and Whispering Lake ($450,000) in
Series II.

Summarized Financial Information
     Combined unaudited financial information for the investments in real estate partnerships are presented below. This summary includes the results of operations of the properties subsequent to their respective effective dates for reclassification to investments in real estate partnerships. In Series I, the combined results of operations includes nine properties for 1994, eight for 1993 and eight for 1992 while in Series II it includes six, five and five for 1994, 1993 and 1992, respectively. The table in Note 3 should be referenced for the effective dates of reclassification.

Series I

Combined Financial Position                     December 31,   December 31,
          (in 000's)                                1994           1993
                                                ------------   ------------
Land, buildings and equipment,
  net of accumulated depreciation                  $114,160       $116,212
Other assets                                          2,057          2,342
                                                ------------   ------------
     Total Assets                                  $116,217       $118,554
                                                ============   ============
Liabilities due to the Partnership
  including bonds                                  $146,996       $148,070
Other liabilities                                     2,351          2,566
Partners' deficit                                   (33,130)       (32,082)
                                                ------------   ------------
     Total liabilities and partners' deficit       $116,217       $118,554
                                                ============   ============


Combined Results of Operations
          (in 000's)                            For the year   For the year    For the year
                                                   ended          ended           ended
                                                December 31,   December 31,    December 31,
                                                    1994           1993            1992
                                                ------------   ------------   --------------
Revenues                                            $19,421        $17,314          $15,032
Operating expenses                                   11,543         10,409            9,124
                                                ------------   ------------   --------------
Net operating income                                  7,878          6,905            5,908
Depreciation                                          2,988          2,788            2,434
                                                ------------   ------------   --------------
Net Income                                           $4,890         $4,117           $3,474
                                                ============   ============   ==============

Series II

Combined Financial Position                     December 31,   December 31,
          (in 000's)                                1994           1993
                                                ------------   ------------
Land, buildings and equipment,
  net of accumulated depreciation                   $45,616        $47,097
Other assets                                          1,219            998
                                                ------------   ------------
     Total Assets                                   $46,835        $48,095
                                                ============   ============
Liabilities due to the Partnership
  including bonds                                   $57,572        $55,729
Other liabilities                                     1,220          1,473
Partners' deficit                                   (11,957)        (9,107)
                                                ------------   ------------
     Total liabilities and partners' deficit        $46,835        $48,095
                                                ============   ============


Combined Results of Operations
          (in 000's)                            For the year   For the year    For the year
                                                   ended          ended           ended
                                                December 31,   December 31,    December 31,
                                                    1994           1993            1992
                                                ------------   ------------   --------------
Revenues                                             $7,368         $5,153           $5,150
Operating expenses                                    3,843          3,022            3,129
                                                ------------   ------------   --------------
Net operating income                                  3,525          2,131            2,021
Depreciation                                          1,518          1,063            1,056
                                                ------------   ------------   --------------
Net Income                                           $2,007         $1,068             $965
                                                ============   ============   ==============



Legal and Other
     The following summarizes the status of legal and other matters relating to the properties as of December 31, 1994.

Series I

Creekside Village: As a culmination of the workout negotiations initiated by the Managing General Partner during 1993, the transfer of Creekside Village was executed on February 9, 1994. Thus, the New
Borrower assumed the mortgage.

Willowgreen: As a culmination of the workout negotiations initiated by the Managing General Partner during 1993, the transfer of Willowgreen was executed on November 21, 1994. Thus, the New
Borrower assumed the mortgage.

Series II

Hamilton Chase: On June 13, 1994, workout negotiations were completed and the New Borrower assumed the role of the General
Partner in the original borrowing entity.

     During 1994, the Managing General Partner spent
approximately $100,000 in legal expenses related to the transfer of the
property.   Additionally, upon the transfer of the property, the New
Borrower determined that approximately $150,000 needed to be spent on physical improvements.  As of December 31, 1994, approximately
$25,000 of these repairs had been completed.  The remaining repairs will be funded by property operations and are to be completed by the
Summer of 1995.

NOTE 5 - DISCLOSURES ABOUT FAIR VALUE OF
FINANCIAL INSTRUMENTS

     In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107 (SFAS
No. 107), "Disclosures about Fair Value of Financial Instruments."
SFAS No. 107 extends existing fair value disclosure practices for some instruments by requiring the Partnership to disclose the fair value of all financial instruments for which it is practicable to estimate value.

     A description of the methods and assumptions used to estimate the fair value of each class of the Partnership's financial instruments for which it is practicable to estimate fair value follows:

Cash and Cash Equivalents: The carrying value is a reasonable estimate of fair value.

Short-term Investments: Fair value is based on currently quoted market prices.

Investment in Mortgage Revenue Bonds and Working Capital
Loans: Because no active market exists for the Partnership's investment in mortgage revenue bonds and working capital loans, fair value is estimated by discounting the expected future cash flows from the borrowers' payment of debt service and ultimate repayment of debt based on the projected performance of the underlying property using the interest rates commensurate with the tax exempt nature of the financing. Fair values for these investments are based on judgments regarding future expected repayment, current economic conditions, risk characteristics and other factors. These estimates involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates. Management will continue to assess the methodology utilized and the assumptions employed and revise them as appropriate in future years.



                                         December 31, 1994                 December 31, 1993
                                          Carrying Value     Fair Value     Carrying Value     Fair Value
                                         -------------------------------  --------------------------------
Series I

Cash and cash equivalents                 $     5,239,782   $    5,239,782 $     5,032,089  $    5,032,089
Investments in mortgage revenue bonds
  and parity working capital loans        $    44,112,500   $  46,099,809  $    45,542,500  $   48,370,000

Series II

Cash and cash equivalents                 $     2,614,899   $    2,614,899 $     3,284,869  $    3,284,869
Investments in mortgage revenue bonds
  and parity working capital loans        $    30,440,000   $   32,494,273 $    30,440,000  $   32,074,000


NOTE 6 - RELATED PARTY TRANSACTIONS

     The Managing General Partner and its affiliates are entitled to reimbursement for all costs and expenses paid by them on behalf of the Partnership for administrative services necessary for the prudent operation of the Partnership. The Partnership does not employ any personnel. All staff required by the Partnership are employees of the Managing General Partner or its affiliates which receive direct reim-

bursement from the Partnership for all costs related to such personnel including payroll taxes, workers' compensation and health insurance and other fringe benefits, as summarized in the table below.


                                          For the year      For the year      For the year
                                              ended             ended             ended
                                          December 31,      December 31,      December 31,
                                              1994              1993              1992
                                         ---------------   ---------------   ---------------
Series I
  Salaries of noncontrolling persons &
     related expenses                          $439,589          $326,718          $339,772
  Other administrative expenses                 108,674            91,775            95,944
                                         ---------------   ---------------   ---------------
         Expenses reimbursed                   $548,263          $418,493          $435,716
                                         ===============   ===============   ===============
Series II
  Salaries of noncontrolling persons &
     related expenses                          $211,664          $157,237          $163,701
  Other administrative expenses                  52,301            43,753            46,746
                                         ---------------   ---------------   ---------------
         Expenses reimbursed                   $263,965          $200,990          $210,447
                                         ===============   ===============   ===============



  The accompanying balance sheets include amounts payable to the Managing General Partner and its affiliates at December 31 as follows:

                  1994                  1993
               ---------              --------
Series I        $63,845                $16,051
Series II       $30,662                $ 7,291


  As previously detailed in the Partnership's Prospectus, affiliates of the Managing General Partner receive fees for mortgage servicing from the limited partnerships owning the mortgaged properties. With respect to the investments in real estate partnerships (See Note 4), the payment of these fees has continued after the reclassification from investments in mortgage revenue bonds, since the bonds are still owned by the Partnership and there has been no modification of the individual loan terms. The fees paid by all borrowing partnerships approximated $1,479,000 for the years ended December 31, 1994, 1993 and 1992 irrespective of any ownership changes in the underlying partnership.

  As a result of their general partnership interests, the General Partners are entitled to an allocation of the Fund's profits, losses and cash distributions as specified in the Partnership Agreement. As of December 31, 1994, the Partnership declared its cash distributions for the six months then ended to the General Partners of Series I and Series II in the amounts of $44,283 and $21,591, respectively. These amounts represent the General Partners' portion of the $5,044,283 and $2,668,631 semi-annual distributions in Series I and Series II declared at December 31, 1994.

  The operating expenses for various properties accounted for as investments in real estate partnerships include property management fees paid to affiliates of the Managing General Partner. During the years ended December 31, 1994, 1993 and 1992, these fees approximated $707,000 for 10 properties, $539,000 for 8 properties and $785,000 for 11 properties, respectively.

  In addition, 177061 Canada Ltd. (formerly Shelter Corporation of Canada Limited Partnership), a general partner of the Associate General Partner, is contractually obligated to the nonaffiliated borrowers of North Pointe (formerly Shandin Hills) and Whispering
Lake to fund operating deficits under guarantees. The unpaid balances due under the limited operating deficit guarantees, including accrued interest as of December 31, 1994, totalled $276,000 and $387,000 for North Pointe and Whispering Lake, respectively.
Scheduled payments totalling $119,000 and $115,000 were received on the North Pointe obligation during 1994 and 1993, respectively. Under the Whispering Lake obligation, $168,000 and $163,000 were received during 1994 and 1993, respectively.


NOTE 7 - SUBSEQUENT EVENT

  As discussed in previous reports, the Managing General Partner has continued to pursue actively a means to provide BAC Holders with additional current income while enhancing investment value with a prudent level of risk. On February 14, 1995, the Partnership consummated a financing transaction which the Managing General Partner believes can achieve these goals.

  Additional proceeds were raised through the offering of
$67,700,000 in aggregate principal amount of Multifamily Mortgage
Revenue Bond Receipts, (collectively, the "Receipts").  The Receipts are collateralized by a pool of eleven of the original mortgage revenue bonds held by the Partnership. These eleven bonds all relate to properties that defaulted on their original debt obligation. The cash stream from one additional property, Creekside Village ("Creekside"), which also defaulted on its original debt obligation, has been pledged as further security for the transaction. These bonds, including Creekside, are currently classified as investments in real estate and the operating partnerships for the underlying properties that collateralize the bonds were controlled by SCA Successor, Inc., an affiliate of the Managing General Partner. On January 1, 1995, SCA Successor, Inc.,
the General Partner of these operating partnerships, withdrew and was replaced by SCA Successor II, Inc., an affiliate of the Managing
General Partner, as sole General Partner.   The other bonds in the
Partnership are unaffected.  The specific bonds are as follows:

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
MORTGAGE REVENUE REFUNDING BONDS

                               A Bond
                              Interest       A Bond            B Bond           Total
                                Rate       Face Amount      Face Amount      Face Amount
                            ------------ ---------------- ---------------- ----------------
Montclair                          7.10%  $    8,500,000   $    6,840,000   $   15,340,000

Newport Village                    7.10%       6,250,000        4,175,000       10,425,000

Nicollet Ridge                     7.10%       7,925,000       12,415,000       20,340,000

Steeplechase Falls                7.125%      12,650,000        5,300,000       17,950,000

Barkley Place                      7.05%       5,350,000        3,480,000        8,830,000
                                         ---------------- ---------------- ----------------
Total Series I                                40,675,000       32,210,000       72,885,000
                                         ---------------- ---------------- ----------------

Mallard Cove I                     7.40%         800,000        1,670,000        2,470,000

Mallard Cove II                    7.40%       2,700,000        3,750,000        6,450,000

Whispering Lake                    7.10%       8,900,000        8,500,000       17,400,000

Gilman Meadows                     7.40%       4,000,000        2,875,000        6,875,000

Hamilton Chase                     7.35%       7,625,000        6,250,000       13,875,000

Meadows                            7.35%       3,000,000        3,635,000        6,635,000
                                         ---------------- ---------------- ----------------
Total Series II                               27,025,000       26,680,000       53,705,000
                                         ---------------- ---------------- ----------------
TOTAL                                         67,700,000       58,890,000      126,590,000


Creekside Village                              N/A              N/A             11,760,000
                                         ---------------- ---------------- ----------------

TOTAL with Creekside                      $   67,700,000   $   58,890,000   $  138,350,000
                                         ================ ================ ================



  As stated above, eleven bonds, in the aggregate principal amount of $126,590,000, were refunded by the issuers of such bonds. As a result, a Series A Bond and a Series B Bond (whose aggregate principal amount equals that of the original bonds) were exchanged for each of the original bonds. The aggregate principal amount of the Series A Bonds and Series B Bonds is $67,700,000 and $58,890,000, respectively. Each Series B Bond is subordinate to the related issue of Series A Bonds. In addition, the maturity date for each bond has been extended as part of the refunding to January 2030.

  The Series A Bonds bear interest at various fixed rates per annum, as detailed on the schedule above, and are due and payable monthly. The Series A Bonds are subject to mandatory sinking fund redemptions commencing January 1, 2001 and continuing through maturity.

  The Series B Bonds bear interest equal to the greater of (a) three percent (3%) per annum or (b) the amount of available cash flow not exceeding 16% per annum. Principal on the Series B Bonds will not be amortized, but will be required to be repaid or refinanced in a lump sum payment at maturity, January 2030. To the extent the operating partnerships have available cash flow, interest on the principal amount shall be due and payable monthly.

  The Partnership deposited each of the Series A Bonds and Series
B Bonds with the SCA Tax Exempt Trust (the "Trust") which was created to hold these assets. A Certificate of Participation in the corpus and the income of the Trust was issued representing interests in the two series of bonds. The Partnership is the sole holder of the Certificate of Participation.

  The Series A Bonds were then deposited by the Trust with a custodian and the additional proceeds were raised through the sale of Receipts in the Series A Bonds to new investors. The Receipts are credit enhanced by Financial Security Assurance Inc. ("FSA") and are rated AAA and Aaa by Standard and Poors and Moody's, respectively.


  The Receipt holders have a fixed interest rate and preferred return position so that a guaranteed, preferred, fixed rate tax exempt return
will be paid from the interest collected on the Series A Bonds.   The
operating partnerships entered into an interest rate swap agreement whereby a portion of the fixed interest rate under the Series A Bonds
was swapped for a floating tax exempt interest rate.   This mechanism
will allow the Partnership to realize the potential benefit of traditionally lower interest rates. Under this interest rate swap, the operating partnerships are obligated to pay a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax exempt variable rate issues. Also, an interest rate cap was purchased by the operating partnerships to limit their exposure resulting from the floating tax exempt interest rate obligation.

  In order to obtain credit enhancement and an investment grade rating of the Receipts, the Partnership was required to pledge the eleven bonds, as well as the cash stream from the eleven properties collateralizing the bonds to FSA. In addition, the cash stream from Creekside has been pledged to FSA as further security. Any cash in excess of the amount needed to pay interest on the Receipts is then paid for the benefit of BAC Holders. The cash flow generated on assets acquired with the new proceeds, as discussed below, and any net proceeds received under the swap agreement also will be for the benefit of BAC Holders. These cash streams are not pledged to the new investors.

  In return for the sale of Receipts in the Series A Bonds, the Trust, for the benefit of the Partnership, received $67.7 million from the custodian. The proceeds from the sale of the Receipts have been invested in MLP III Investment Limited Partnership ("MLP III"), a Maryland limited partnership. MLP III is owned by the Partnership through a 99% general partner interest and SCA Limited Partner Corporation, an affiliate of the Managing General Partner, through a one percent (1%) limited partner interest. MLP III invested the net proceeds from the sale of the Receipts, approximately $56.8 million, in MLP II Acquisition Limited Partnership ("MLP II"), a Maryland limited partnership. MLP II is owned by MLP III through a 98.99% limited partner interest (40% annual profits and distributions interest), MLP I LLC ("MLP I"), a Maryland limited liability company, through a one percent (1%) general partner interest (60% annual profits and distributions interest) and SCA Limited Partner Corp., an affiliate of the Managing General Partner, through a .01% limited partner interest. MLP I is owned collectively by the operating partnerships.
MLP III and MLP II are both affiliates of the Managing General
Partner. The net proceeds held by MLP II are currently invested in various short-term investments; the Managing General Partner expects that they will be invested in additional mortgage revenue bonds that finance multi-family properties. The cash stream from these investments will benefit BAC Holders in the form of additional tax exempt or tax deferred distributions. Approximately $10.9 million was used to finance transaction costs, Partnership reserves and the interest rate cap.

  As part of the financing transaction, the operating partnerships entered into a cross-collateralization agreement among themselves. This cross-collateralization agreement may result in the operating partnerships being obligated under the Series A Bond obligations of the other operating partnerships due to shortfalls in their cash flows or required debt service coverage ratios. Based upon information currently available, the Managing General Partner does not anticipate that any payments will be required under the cross-collateralization agreement.

  Unpaid accrued base interest receivable, on the eleven original bonds, of approximately $15.5 million, and the Parity Working
Capital Loans, and interest thereon, of approximately $4.8 million, were converted to Accrued Interest Notes and Working Capital
Notes, respectively, in equivalent principal amounts. The Partnership contributed the Accrued Interest Notes and Working Capital Notes to MLP III who contributed them, in turn, to MLP II. In addition, MLP II loaned the operating partnerships approximately $4.2 million
(the "Load Loan Notes") to purchase an interest rate cap which will serve to limit the operating partnerships' obligation under the floating rate obligations discussed above. The Accrued Interest Notes, Working Capital Notes and Load Loan Notes, (collectively the
"Notes") in the aggregate principal amount of approximately $24.5 million, are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the operating partnerships have available cash flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly.


  The Notes and the Series B Bonds (collectively the "Junior Obligations") are subordinate in priority and right of payment to the Series A Bonds and payable only to the extent of cash flow. Payments of principal and interest on the Junior Obligations are prioritized as follows: (i) interest payments due to MLP II on the Notes, prorata between the Notes; (ii) principal payments due to MLP II on the Notes, prorata between the Notes; (iii) interest payments due to Trust on the Series B Bonds; and (iv) the principal payment of the Series B Bonds due January 2030.

  The Partnership will continue to report Series I and Series II separately after the financing transaction with each Series having an interest in the joint investment pool as described below. Income generated from the additional proceeds will be allocated approximately 60.1% to Series I and approximately 39.9% to Series
II. Such percentages are based on the face amount of the Series A Bonds related to the refunded bonds of each respective Series.

  The proforma balance sheets for Series I and Series II include the results of the financing transaction as if it had occurred on December 31, 1994. The proforma adjustments are summarized as follows:

  (a) Cash and cash equivalents. Represents amounts transferred to the Partnership from the additional proceeds to fund additional working capital reserves of approximately $2.6 million and $1.7 million for Series I and Series II, respectively.

  (b) Investments in real estate partnerships. Represents the carrying value at December 31, 1994, which the Managing General Partner believes approximates the carrying value at February 14, 1995, of the original eleven bonds refunded as part of the financing transaction of approximately
            $57.6 million and $48 million for Series I and Series II, respectively.

  (c) Joint investment pool. Represents the interest in the investments jointly held by Series I and Series II after the financing transaction of approximately $54.6 million and $46.1 million, respectively.

  (d) Other assets. In connection with the financing transaction, approximately $4.5 million of costs were incurred. As of December 31, 1994, approximately $1 million was expensed and approximately $1.1 million was capitalized. In the first quarter of 1995, approximately $1.7 million was expensed and approximately $.7 million was capitalized. Capitalized costs include organizational costs, debt issue costs and costs associated with obtaining the credit enhancement.
            All capitalized costs have been included in the joint investment pool after the financing transaction was consummated.

  As discussed above, the joint investment pool is summarized on a proforma basis as follows:

ASSETS
  Short-term investments                    $ 56,761,654
  Notes receivable from operating
    partnerships                              24,496,201
  Investments in real estate partnerships     85,323,641
  Other assets                                 1,790,097
                                           -------------
     TOTAL ASSETS                           $168,371,593
                                           =============
LIABILITIES AND EQUITY

  Accounts payable and accrued expenses     $     53,565
  Custody receipts outstanding                67,700,000
                                           -------------
     TOTAL LIABILITIES                        67,753,565
                                           -------------
  Equity in Joint Investment Pool
     Series I                                 54,563,816
     Series II                                46,054,212
                                           -------------
     TOTAL EQUITY IN JOINT
       INVESTMENT POOL                       100,618,028
                                           -------------
     TOTAL LIABILITIES AND EQUITY
       IN JOINT INVESTMENT POOL             $168,371,593
                                           =============

Summarized Financial Information

  Investment in Real Estate Partnerships. Combined, condensed, unaudited financial information as of December 31, 1994 for the eleven properties included in the transaction noted above is presented below.



Land, buildings and equipment, net of
  accumulated depreciation                  $         108,501,555
Other assets                                            2,444,243
                                           -----------------------
     Total assets                                     110,945,798
                                           =======================

Liabilities due to Partnership
  including bonds                                     140,855,859
Other liabilities                                       2,553,293
Partners' deficit                                     (32,463,359)
                                           -----------------------
     Total liabilities and
     partners' deficit                      $         110,945,798
                                           =======================

BARKLEY PLACE LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 1994

REPORT OF INDEPENDENT ACCOUNTANTS


March 15, 1995


To the Partners of
Barkley Place Limited Partnership

In our opinion, the accompanying balance sheets and the related statements of operations, of partners' deficit and of cash flows present fairly, in all material respects, the financial position of Barkley Place Limited Partnership at December 31, 1994, and the results of its operations and its cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management;
our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Partnership for the year ended December
31, 1993 were audited by other independent accountants whose report dated February 17, 1994 expressed an unqualified opinion on those statements.




PRICE WATERHOUSE LLP

BARKLEY PLACE LIMITED PARTNERSHIP
BALANCE SHEETS


                                                    December 31,
                                                1994           1993
                                            --------------------------
        Assets

Land                                        $ 1,126,449    $ 1,126,449
Buildings and improvements                    6,857,060      6,826,358
Furniture and equipment                         457,295        456,607
                                            -----------     ----------
                                              8,440,804      8,409,414
Less accumulated depreciation                (1,286,476)    (1,069,321)
                                            -----------    -----------
  Net property and equipment                  7,154,328      7,340,093

Cash
  Unrestricted                                   27,711         28,685
  Escrow deposits                                35,975         31,418
  Restricted - security deposits                 41,733         43,953
Receivables
  Rent                                            4,538            -
  Partners                                          -              500
  Other                                           4,839          2,000
Prepaid expenses                                 27,265         25,670
                                            -----------    -----------
    Total assets                            $ 7,296,389    $ 7,472,319
                                            ===========    ===========

        Liabilities and Partners' Deficit

Liabilities
  Mortgage note (Notes 3 and 4)             $ 8,830,000    $ 8,830,000
  Parity working capital
   loans (Notes 3 and 4)                      1,252,347      1,252,347
  Interest payable                            1,344,238      1,456,052
  Accounts payable, accrued expenses
      and other liabilities                      76,623         49,146
  Security deposit liability                     38,184         39,650
                                            -----------    -----------
  Total liabilities                          11,541,392     11,627,195

Commitments and contingencies (Notes 1, 3 and 5)

Partners' deficit                            (4,245,003)    (4,154,876)
                                             ----------     ----------
    Total liabilities and partners' deficit $ 7,296,389    $ 7,472,319
                                            ===========    ===========

The accompanying notes are an integral part of these financial statements.

BARKLEY PLACE LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS


                                                Year ended December 31,
                                                1994              1993
                                              ---------------------------
Revenue
 Gross rent potential                         $2,616,194       $2,416,625
 Less:  vacancies and concessions               (105,730)         (75,354)
 Other rental income                              20,614           14,666
                                              ----------       ----------
  Rental income                                2,531,078        2,355,937
 Interest income                                   3,653            7,891
 Food service income                             215,705          213,011
 Other income                                     47,624           37,227
                                              ----------       ----------
  Total revenue                                2,798,060        2,614,066

Expenses
 Interest expense                                770,400          770,400
 Marketing                                        76,323           70,194
 Administrative                                  263,396          240,164
 Assisted Living                                 250,419          253,058
 Depreciation                                    217,155          215,681
 Real estate taxes and insurance                 203,674          211,806
 Utilities                                       167,687          168,560
 Housekeeping                                    120,587          115,093
 Foodservice                                     444,337          413,923
 Maintenance and repairs                         166,106          139,254
 Management fees                                 139,128          129,953
 Mortgage servicing fees                          68,475           68,475
                                              ----------       ----------
  Total expenses                               2,887,687        2,796,561
                                              ----------       ----------
Net loss                                      $  (89,627)      $ (182,495)
                                              ==========       ==========

The accompanying notes are an integral part of these financial statements.

BARKLEY PLACE LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' DEFICIT
DECEMBER 31, 1994 AND 1993


                                  SCA            Limited
                            Successor, Inc.      Partners        Total
                            ---------------    ------------   ------------

Partners' deficit at
  December 31, 1992            $   (39,724)    $ (3,932,657)  $ (3,972,381)

Net loss                            (1,825)        (180,670)      (182,495)
                               -----------     ------------   ------------
Partners' deficit at
  December 31, 1993                (41,549)      (4,113,327)    (4,154,876)

Distribution                            (5)            (495)          (500)

Net loss                              (896)         (88,731)       (89,627)
                               -----------     ------------    -----------
Partners' deficit at
  December 31, 1994            $   (42,450)    $ (4,202,553)  $ (4,245,003)
                               ===========     ============   ============

The accompanying notes are an integral part of these financial statements.

BARKLEY PLACE LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

                                                 Year ended December 31,
                                                  1994             1993
                                             -----------------------------

Cash flows from operating activities
 Net loss                                    $  (89,627)       $ (182,495)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
  Depreciation                                  217,155           215,681
  Changes in assets and liabilities
   Increase in escrow deposits                   (4,557)           (6,932)
   (Increase) decrease in restricted cash -
          security deposits                       2,220              (996)
   (Increase) decrease in rent receivables       (4,538)              920
   Decrease in partners' receivables                500               -
   (Increase) decrease in other receivables      (2,839)            1,500
   (Increase) decrease in prepaid expenses       (1,595)            2,025
   Decrease in interest payable                (111,814)          (50,484)
   Increase (decrease) in accounts payable,
    accrued expenses and other liabilities       27,477           (14,755)
   Decrease in security deposit liability        (1,466)             (336)
                                              ---------         ---------
     Net cash provided by (used in)
            operating activities                 30,916           (35,872)

Cash flows from investing activities
 Purchase of property and equipment             (31,390)          (13,816)
                                              ---------         ---------
Cash used in investing activities               (31,390)          (13,816)

Cash flows from financing activities
 Distribution to partners                          (500)              -
                                              ---------         ---------
  Cash used in financing activities                (500)              -

Net decrease in cash                               (974)          (49,688)
 Cash at beginning of period                     28,685            78,373
                                              ---------         ---------
 Cash at end of period                         $ 27,711          $ 28,685
                                              =========         =========

The accompanying notes are an integral part of these financial statements.

BARKLEY PLACE LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Organization

Barkley Place Limited Partnership ("Partnership") was formed July
1, 1988, for the purpose of acquiring, owning and operating residential and commercial real estate. The Partners are SCA Successor, Inc., the 1% General Partner, and Mark K. Joseph,
President of SCA Realty I, Inc., Garrett G. Carlson and Lount Corporation, the 99% Limited Partners. All operating profits and losses are to be allocated in accordance with the percentage of partnership interest, as set forth in the Partnership Agreement. Any gains and losses recognized upon sale, exchange or other disposition of real property in the project shall also be allocated as set forth in the Partnership Agreement.

Acquisition of Property

As of September 8, 1988, the Partnership entered into a Transfer Agreement with Heritage House of Ft. Myers ("Predecessor"), and the Housing Finance Authority of Lee County, Florida, whereby the title to the Barkley Place, a 156-unit senior living community located in Ft. Myers, Florida, was transferred to the Partnership in lieu of foreclosure. Through this Transfer Agreement, the Partnership acquired all of Predecessor's rights, title and interest in the property, and assumed all of Predecessor's obligations under the Mortgage Note, Parity Working Capital Loans and all other mortgage loan documents (collectively the "Mortgage Loan") and the Regulatory Agreement.

As a result of the change in ownership, a new basis of accounting was established. Accordingly, the aggregate acquisition cost has been allocated among the acquired assets and assumed liabilities giving appropriate recognition to the estimated fair value of the assets acquired and liabilities assumed as follows:

Assumption of debt at fair market value
 (including all legal obligations -
 mortgage note and parity working capital loan)  $  9,130,000
                                                 ============
Assets at fair market value
   Land, property and equipment                  $  8,026,660
   Other assets                                     1,103,340
                                                 ------------
                                                 $  9,130,000
                                                 ============

Mortgage Loan Default

At the time of its assumption by the Partnership, the Mortgage Loan was in default for failure to pay full base interest due (Note 3).
Since that time, cash flows from operation of the property have continued to be insufficient to bring the Mortgage Loan current.
SCA Tax Exempt Fund Limited Partnership ("SCA"), an affiliate of the Partnership, holds the Mortgage Loan and has not waived default thereunder. However, SCA has represented that it has no plans or intentions to exercise its rights to accelerate the maturity of the Mortgage Loan during the ensuing year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation

The Partnership's financial statements are presented in accordance with generally accepted accounting principles.

Certain prior year amounts in the accompanying financial statements have been reclassified to conform with the current year presentation.

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation computed using the straight-line method. Provisions for depreciation are based on estimated useful lives of 40 years for buildings and improvements and 10 years for furniture and equipment.

Income Taxes

No provision for income taxes is provided in the financial statements of the Partnership. In accordance with Federal and state income tax regulations, the tax attributes of the Partnership accrue to the individual partners. Each partner's allocable share of the Partnership profit and loss is reported on the partner's tax return.


NOTE 3 - DEBT

The Partnership is obligated for a total of $8,830,000 under the Mortgage Note. The Mortgage Note is assigned to SCA to secure the payment of principal and interest on a tax-exempt Mortgage Revenue Bond in a like amount. The Mortgage Note, which is collateralized by a first priority lien on the real property and an assignment of rents, matures in May 2011. The Mortgage Note may be prepaid in whole but not in part, on or after September 8, 1995. Prepayment of the Mortgage Note may be required upon the occurrence of an event which would cause significant risk that the interest on the Mortgage Revenue Bond would be subject to taxation.

Base interest on the original Mortgage Note is payable at a rate of 8%. Commencing on May 29, 1989, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.25% (level 1 contingent interest). Any remaining cash flow is split equally with the lender until the lender reaches its 16% per annum limit (level 2 contingent interest). To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference is deferred until the property is sold or the loan is repaid. Sales or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to provide the lender a return equal to the base interest rate plus 2.25%. Thereafter such proceeds are split equally with the lender in order to provide a return of 16%.

The Partnership is also obligated for a $300,000 Parity Working
Capital Loan issued and held by SCA, which bears the same interest rate and is payable on the same terms and conditions as the Mortgage Note discussed above.

The Partnership has been unable to pay all base interest to date on the Mortgage Loan; accordingly, it is uncertain whether project cash flows will be sufficient to pay contingent interest. As a result, no contingent interest has been accrued at December 31, 1994 and 1993. Aggregate unaccrued and unpaid level 1 and level 2 contingent interest is:


                            December 31,
                        1994           1993
                      ----------------------

Level 1               $1,146,956  $  941,531
Level 2                2,931,109   2,406,134
                      ----------  ----------
                      $4,078,065  $3,347,665
                      ==========  ==========

Because of its inability to pay all base interest to date, the Partnership is also in default of the Indenture of Trust for the Mortgage Revenue Bond held by SCA. SCA has represented to the General Partner that it does not, at this time, intend to exercise its right to accelerate the maturity of the Mortgage Revenue Bond during the ensuing year as a result of the default. SCA provided the Partnership with an additional $500,000 loan on November 8, 1988. This loan carries an annual base interest rate of 8% simple interest. Interest expense charged to operations in both 1994 and 1993 on this loan was $40,000. This loan does not, however, carry any contingent interest provisions and can be paid back from project cash flows at any time prior to June 2011.

In addition, the Partnership realized operating deficits (exclusive of debt service) prior to 1992 and consequently required additional funding from SCA in the form of additional working capital loans.
These loans totalled $452,347 and carry a rate of 8% simple interest which is payable to the extent that excess sale or refinancing proceeds exceed the sum of the aggregate principal and unpaid base interest on the original debt. To date, there has not been any accrual of interest on these loans. The $182,208 of unaccrued interest on these loans at December 31, 1994 is not included in the contingent interest amounts set forth above. These loans are due upon remarketing, redemption, or acceleration of the related outstanding bonds to the extent not previously called by SCA. The repayment of these loans and any interest thereon is subordinate to the base interest outstanding on both original loans and the $500,000 SCA loan.

Cash outflows from operating activities for each of the years ended December 31, 1994 and 1993 include interest of $882,214 and $820,884, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

The property is managed by Shelter Properties, Inc. ("Shelter"), an affiliate of SCA Realty I, Inc., the managing General Partner of
SCA, pursuant to a management agreement. Management fees paid to Shelter for each of the years ended December 31, 1994 and 1993 were $139,128 and $129,953, respectively.

Under the terms of the Mortgage Note and the $300,000 Parity Working Capital Loan, the Partnership is obligated to pay a mortgage servicing fee to SCA Associates '86, L.P., an affiliate of SCA Realty I, Inc. This fee is calculated at .75% of the aggregate outstanding legal obligation of the Mortgage Note and the $300,000 Parity Working Capital Loan on January 1 of each year. Mortgage servicing fees charged to operations for each of the years ended December 31, 1994 and 1993 were $68,475.


NOTE 5 - REGULATORY AGREEMENT

The Partnership is subject to a Regulatory Agreement with the Housing Finance Authority of Lee County, Florida. Under the Regulatory Agreement, the property operated by the Partnership is required to lease or hold available for leasing at least 20% of its rental units to qualifying low or moderate income tenants. The terms of the Regulatory Agreement were established in conjunction with the Mortgage Loan to maintain the tax-exempt status of the Mortgage Revenue Bond. At December 31, 1994 and 1993, the Partnership was in compliance with the terms of this Regulatory Agreement.


NOTE 6 - SUBSEQUENT EVENTS

In connection with a financing transaction consummated by SCA on February 14, 1995, the following occurred:

Change in General Partner

As of January 1, 1995, SCA Successor, Inc., the 1% General
Partner of the Partnership, withdrew from the Partnership and was replaced by SCA Successor II, Inc. as sole General Partner. Both the former and the current General Partner are affiliates of SCA
Realty I, Inc.

Debt Restructuring

Effective February 14, 1995, the Partnership's obligation under the Mortgage Note of $8,830,000 (the "Old Debt") (see Note 3) was restructured into a Series A Mortgage Note of $5,350,000 and a Series B Mortgage Note of $3,480,000 (collectively, the "New
Debt"). The New Debt secures the payment of principal and interest on tax-exempt Mortgage Revenue Bonds in like amounts held by SCA Tax Exempt Trust. The New Debt, which is collateralized by a first priority lien on the real property and an assignment on rents, matures in January 2030.

The Series A Mortgage Note bears interest at 7.05% per annum which is due and payable monthly. Required monthly principal payments commence January 1, 2001 and continue through maturity.

The Series B Mortgage Note bears interest equal to the greater of (a) three percent (3%) per annum or (b) the amount of Available Cash Flow, as defined, not exceeding sixteen percent (16%) per annum. Principal on the Series B Mortgage Note is due January 2030. To the extent the Partnership has Available Cash Flow, interest on the principal amount shall be due and payable monthly in accordance with the Subordination Agreement described below.

On February 14, 1995, the unpaid accrued base interest on the Old Debt, $1,234,819, and the Parity Working Capital Loan and interest thereon, $1,364,321, were converted to an Accrued
Interest Note and a Working Capital Note, respectively, in equivalent principal amounts. The Accrued Interest Note, Working Capital
Note and Load Loan Note in the amount of $331,677, incurred primarily to purchase the interest rate cap discussed below, (collectively, the "Notes") are held by MLPII Acquisition Limited Partnership ("MLPII"), an affiliate of SCA. The Notes are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended
Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the Partnership has Available Cash Flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly in accordance with the Subordination Agreement described below.

The Notes and Series B Mortgage Note (together the "Junior Debt") are subordinate in priority and right of payment to the Series A Mortgage Note as described in the Subordination Agreement and can only be paid from Available Cash Flow (including Restricted Funds, as defined). Payments of principal and interest on the Junior Debt are prioritized as follows: (i) interest payments due on the Notes, prorata between the Notes; (ii) scheduled principal payments due on the Notes, prorata between the Notes; (iii) interest payments due on the Series B Mortgage Note; and (iv) the principal payment of the Series B Mortgage Note due January 2030.

As part of the debt restructuring, the Partnership entered into a cross-collateralization agreement with 11 other partnerships controlled by SCA Successor II, Inc. ("Other Partnerships"). This cross-collaterization agreement may result in the Partnership being obligated under the Series A mortgage note obligations of the Other Partnerships due to shortfalls in cash flows or Series A mortgage note debt service coverage ratios. Based upon information currently available, the General Partner does not anticipate that any payments will be required under the cross-collateralization agreement.

Interest Rate Swap and Cap

The Partnership entered into an interest rate swap agreement for a notional amount equal to the obligation under the Series A Mortgage Note whereby a portion of the 7.05% per annum interest rate was swapped into a floating interest rate. Under this interest rate swap, the Partnership is obligated to pay Credit Suisse Financial Products (the "Counterparty") a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. In return, the Counterparty will pay to the Partnership a fixed rate equivalent to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1, 2005. The Partnership utilized a portion of the proceeds from the Load Loan Note discussed above to purchase an interest rate cap which will serve to limit the Partnership's obligation under the floating rate to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1,
2005. The cost of the interest rate cap of $329,025 will be deferred and amortized over its life. The Partnership continues to be obligated under the Series A Mortgage Debt obligation in excess of the fixed rate equivalent received from the Counterparty. Net proceeds received, if any, under the interest swap are Restricted Funds and are available only for Junior Debt obligations.

Member Interest

On January 1, 1995, the Partnership purchased a .5% member interest in MLPI LLC ("MLPI"), an affiliate of SCA, for $200.
MLPI is a limited liability company formed under and pursuant to the Maryland Limited Liability Company Act to act as the General Partner in MLPII, a Maryland Limited Partnership, and to perform the duties of General Partner under the Limited Partnership
Agreement of MLPII. MLPII intends to invest in tax-exempt bonds or operating real estate properties. The net income or loss, capital gains or losses, and distributions of MLPI shall be allocated to the Partnership in accordance with the percentage of member interest stated above. All distributions received from MLPI are classified as Restricted Funds and are available only for Junior Debt Obligations.

CREEKSIDE VILLAGE LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 1994

REPORT OF INDEPENDENT ACCOUNTANTS


March 15, 1995


To the Partners of
Creekside Village Limited Partnership

In our opinion, the accompanying balance sheet and the related statements of operations, of partners' deficit and of cash flows present fairly, in all material respects, the financial position of Creekside Village Limited Partnership at December 31, 1994, and the results of its operations and its cash flows for the period July 20, 1993 (date of inception) through December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management;
our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

CREEKSIDE VILLAGE LIMITED PARTNERSHIP
BALANCE SHEET
DECEMBER 31, 1994


        Assets

Land                                                  $1,306,593
Buildings and improvements                            10,258,249
Furniture and equipment                                  367,517
                                                     -----------
                                                      11,932,359

Less accumulated depreciation                           (268,774)
                                                     -----------
 Net property and equipment                           11,663,585

Cash
 Unrestricted                                             62,706
 Escrow deposits                                          57,101
 Restricted - security deposits                           70,102
Receivables                                                3,616
Prepaid expenses                                           7,739
                                                     -----------
  Total assets                                       $11,864,849
                                                     ===========

        Liabilities and Partners' Deficit

Liabilities
 Mortgage note (Notes 3 and 4)                      $11,760,000
 Parity working capital loan (Notes 3 and 4)            225,000
 Interest payable                                       177,347
 Accounts payable, accrued expenses
  and other liabilities                                 102,453
 Security deposit liability                              69,857
                                                    -----------
  Total liabilities                                  12,334,657

Commitments and contingencies (Notes 1, 3 and 5)

Partners' deficit                                     (469,808)
                                                   -----------
  Total liabilities and partners' deficit          $11,864,849
                                                   ===========

The accompanying notes are an integral part of these financial statements.

CREEKSIDE VILLAGE LIMITED PARTNERSHIP
STATEMENT OF OPERATIONS
FOR THE PERIOD JULY 20, 1993 THROUGH DECEMBER 31, 1994


Revenue
 Gross rent potential                                 $1,464,065
 Less:  vacancies and concessions                        (47,731)
 Other rental income                                      15,560
                                                      ----------
  Rental income                                        1,431,894
 Interest income                                           4,361
                                                      ----------
  Total revenue                                        1,436,255

Expenses
 Interest expense                                        884,403
 Marketing                                                54,513
 Administrative                                          132,799
 Depreciation                                            268,774
 Real estate taxes and insurance                         126,813
 Utilities                                               121,657
 Maintenance and repairs                                 178,014
 Management fees                                          56,690
 Mortgage servicing fees                                  82,400
                                                      ----------
  Total expenses                                       1,906,063
                                                      ----------
Net loss                                               $(469,808)
                                                      ==========

The accompanying notes are an integral part of these financial statements.

CREEKSIDE VILLAGE LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' DEFICIT
DECEMBER 31, 1994


                                  SCA         Limited
                            Successor, Inc.   Partners      Total
                            ---------------  ----------   ---------
Contributions                   $      5     $     495     $     500

Distributions                         (5)         (495)         (500)

Net loss                          (4,698)     (465,110)     (469,808)
                               ---------      --------      ---------
Partners' deficit at
  December 31, 1994             $ (4,698)    $(465,110)    $(469,808)
                               =========     =========     =========

The accompanying notes are an integral part of these financial statements.

CREEKSIDE VILLAGE LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
FOR THE PERIOD JULY 20, 1993 THROUGH DECEMBER 31, 1994


Cash flows from operating activities
 Net loss                                             $(469,808)
 Adjustments to reconcile net loss to net
  cash used in operating activities
  Depreciation                                          268,774
  Accretion of acquisition debt discount                 60,434
  Changes in assets and liabilities
   Decrease in escrow deposits                           81,882
   Decrease in restricted cash - security deposits          148
   Decrease in receivables                               45,000
   Decrease in prepaid expenses                          12,325
   Increase in interest payable                           1,913
   Decrease in accounts payable,
    accrued expenses and other liabilities              (14,618)
   Decrease in security deposit liability                  (267)
                                                       --------
     Net cash used in operating activities              (14,217)

Cash flows from investing activities                        -
                                                       ---------

Cash flows from financing activities                        -
                                                       ---------

Net decrease in cash                                    (14,217)
 Cash at beginning of period                             76,923
                                                       --------
 Cash at end of period                                 $ 62,706
                                                       ========

The accompanying notes are an integral part of these financial statements.

CREEKSIDE VILLAGE LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Organization

Creekside Village Limited Partnership ("Partnership") was formed
July 20, 1993, for the purpose of acquiring, owning and operating residential and commercial real estate. The Partnership had no operations until the date of acquisition described below. The
Partners are SCA Successor, Inc., the 1% General Partner, SCA
Limited Partner Corporation and Mark K. Joseph, President of SCA
Realty I, Inc., the 99% Limited Partners. All operating profits and losses are to be allocated in accordance with the percentage of partnership interest, as set forth in the Partnership Agreement. Any gains and losses recognized upon sale, exchange or other disposition of real property in the project shall also be allocated as set forth in the Partnership Agreement.

Acquisition of Property

As of February 9, 1994, the Partnership entered into a Settlement Agreement and Mutual Release with Creekside Ventures, Ltd. ("Predecessor"), and the County of Sacramento, California, whereby the title to the Creekside Village Apartments, a 296-unit apartment complex located in Sacramento, California, was transferred to the Partnership in lieu of foreclosure. Through this Transfer
Agreement, the Partnership acquired all of Predecessor's rights, title and interest in the property, and assumed all of Predecessor's obligations under the Mortgage Note, Parity Working Capital Loan and all other mortgage loan documents (collectively the "Mortgage Loan") and the Regulatory Agreement.

As a result of the change in ownership, a new basis of accounting was established. Accordingly, the aggregate acquisition cost has been allocated among the acquired assets and assumed liabilities giving appropriate recognition to the estimated fair value of the assets acquired and liabilities assumed. The acquisition was accounted for as follows:

Assumption of debt at fair market value
 (including all legal obligations - mortgage note,
 parity working capital loan and interest payable)    $  12,100,000
                                                      =============
Assets and liabilities at fair market value
   Land, property and equipment                       $  11,932,359
   Other assets                                             354,836
   Other liabilities                                       (187,195)
                                                      -------------
                                                      $  12,100,000
                                                      =============


Mortgage Loan Default

At the time of its assumption by the Partnership, the Mortgage Loan was in default for failure to pay full base interest due (Note 3).
Since that time, cash flows from operation of the property have continued to be insufficient to bring the Mortgage Loan current.
SCA Tax Exempt Fund Limited Partnership ("SCA"), an affiliate of the Partnership, holds the Mortgage Loan and has not waived default thereunder. However, SCA has represented that it has no plans or intentions to exercise its rights to accelerate the maturity of the Mortgage Loan during the ensuing year.

The Partnership's ability to continue as a going concern is dependent upon SCA's continued forbearance. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation

The Partnership's financial statements are presented in accordance with generally accepted accounting principles.

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation computed using the straight-line method. Provisions for depreciation are based on estimated useful lives of 40 years for buildings and improvements and 10 years for furniture and equipment.

Income Taxes

No provision for income taxes is provided in the financial statements of the Partnership. In accordance with Federal and state income tax regulations, the tax attributes of the Partnership accrue to the individual partners. Each partner's allocable share of the Partnership profit and loss is reported on the partner's tax return.


NOTE 3 - DEBT

The Partnership is obligated for a total of $11,760,000 under the Mortgage Note. The Mortgage Note is assigned to SCA to secure the payment of principal and interest on a tax-exempt Mortgage Revenue Bond in a like amount. The Mortgage Note, which is collateralized by a first priority lien on the real property and an assignment of rents, matures in November 2009. The Mortgage Note may be prepaid in whole but not in part, on or after December 1, 1994. Prepayment of the Mortgage Note may be required upon the occurrence of an event which would cause significant risk that the interest on the Mortgage Revenue Bond would be subject to taxation.

Base interest on the original Mortgage Note is payable at a rate of 7.5%. Commencing on August 1, 1989, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.25% (level 1 contingent interest). Any remaining cash flow is split equally with the lender until the lender reaches its 16% per annum limit (level 2 contingent interest). To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference is deferred until the property is sold or the loan is repaid. Sales or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to provide the lender a return equal to the base interest rate plus 2.25%. Thereafter such proceeds are split equally with the lender in order to provide a return of 16%.

The Partnership is also obligated for a $225,000 Parity Working
Capital Loan issued and held by SCA, which bears the same interest rate and is payable on the same terms and conditions as the Mortgage Note discussed above.

The Partnership has been unable to pay all base interest to date on the Mortgage Loan; accordingly, it is uncertain whether project cash flows will be sufficient to pay contingent interest. As a result, no contingent interest has been accrued at December 31, 1994.
Aggregate unaccrued and unpaid level 1 and level 2 contingent interest at December 31, 1994 is:

Level 1            $1,460,672
Level 2             4,057,423
                   ----------
                   $5,518,095
                   ==========

Because of its inability to pay all base interest to date, the Partnership is also in default of the Indenture of Trust for the Mortgage Revenue Bond held by SCA. SCA has represented to the General Partner that it does not, at this time, intend to exercise its right to accelerate the maturity of the Mortgage Revenue Bond during the ensuing year as a result of the default.

The fair market value of all debt assumed at the date of acquisition (Note 1) was less than the aggregate legal obligation under such debt (including accrued interest) at that time by $1,038,042. Such difference is being accreted via charges to interest expense over the life of the debt.

Cash outflows from operating activities for the period ended
December 31, 1994 include interest of $822,056.


NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Mortgage Loan, the Partnership and its Predecessor are obligated to pay a mortgage servicing fee to SCA
Associates '86, L.P., an affiliate of SCA Realty I, Inc., the managing General Partner of SCA. This fee is calculated at .75% of the aggregate outstanding legal obligation of the Mortgage Loan on January 1 of each year. Mortgage servicing fees charged to operations for the period ended December 31, 1994 were $82,400, which represents an allocation of the Partnership's share of the fees since date of acquisition.


NOTE 5 - REGULATORY AGREEMENT

The Partnership is subject to a Regulatory Agreement with the County of Sacramento, California. Under the Regulatory
Agreement, the property operated by the Partnership is required to lease or hold available for leasing at least 20% of its rental units to qualifying low or moderate income tenants. The terms of the Regulatory Agreement were established in conjunction with the Mortgage Loan to maintain the tax-exempt status of the Mortgage
Revenue Bond. At December 31, 1994 and 1993, the Partnership was in compliance with the terms of this Regulatory Agreement.


NOTE 6 - SUBSEQUENT EVENTS

In connection with a financing transaction consummated by SCA on February 14, 1995, the following occurred:

Change in General Partner

As of January 1, 1995, SCA Successor, Inc., the 1% General
Partner of the Partnership, withdrew from the Partnership and was replaced by SCA Successor II, Inc. as sole General Partner. Both the former and the General Partner are affiliates of SCA Realty I, Inc.

Cross Collateralization Agreement

The Partnership entered into a cross-collateralization agreement with 11 other partnerships controlled by SCA Successor II, Inc. ("Other Partnerships"). This cross-collaterization agreement may result in the Partnership being obligated under mortgage note obligations of the Other Partnerships due to shortfalls in cash flows or debt service coverage ratios. Based upon information currently available, the General Partner does not anticipate that any payments will be required under the cross-collateralization agreement.

Member Interest

On January 1, 1995, the Partnership received a 4.5% member interest in MLPI LLC ("MLPI"), an affiliate of SCA, in exchange for agreeing to collateralize the operating shortfalls, if any, of the Other Partnerships. MLPI is a limited liability company formed under and pursuant to the Maryland Limited Liability Company Act to act as the General Partner in MLPII, a Maryland Limited Partnership, and to perform the duties of General Partner under the Limited
Partnership Agreement of MLPII. MLPII intends to invest in tax-exempt bonds or operating real estate properties. The net income or loss, capital gains or losses, and distributions of MLPI shall be allocated to the Partnership in accordance with the percentage of member interest stated above.

HAMILTON GROVE LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 1994

REPORT OF INDEPENDENT ACCOUNTANTS


March 15, 1995


To the Partners of
Hamilton Grove Limited Partnership


In our opinion, the accompanying balance sheets and the related statements of operations, of partners' deficit and of cash flows present fairly, in all material respects, the financial position of Hamilton Grove Limited Partnership at December 31, 1994, and the results of its operations and its cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The financial statements of the Partnership for the year ended December 31, 1993 were audited by other independent accountants whose report dated March 4, 1994 expressed an unqualified opinion on those statements. The report included an explanatory paragraph expressing doubt as to whether the Partnership would continue as a going concern based on the Partnership's net losses from operations and accumulated deficit. As discussed in Note 6, the Partnership's debt was restructured on February 14, 1995. Management believes that the Partnership will meet all debt service requirements under the terms of the new debt and, as a result, will continue as a going concern.



PRICE WATERHOUSE LLP

HAMILTON GROVE LIMITED PARTNERSHIP
BALANCE SHEETS


                                                December 31,
                                             1994          1993
                                          ------------------------
        Assets

Land                                       $900,000       $900,000
Buildings and improvements                9,846,708      9,846,708
Furniture and equipment                     659,885        659,885
                                         ----------     ----------
                                         11,406,593     11,406,593
Less accumulated depreciation            (3,152,224)    (2,736,139)
                                         ----------     ----------
 Net property and equipment               8,254,369      8,670,454

Cash
 Unrestricted                                16,706          4,007
 Escrow deposits                            182,820         63,095
 Restricted - security deposits              62,523         60,394
Rent receivables                              8,658          1,825
Prepaid expenses                              6,812            -
Debt issue costs (net of amortization)      292,713        330,235
                                         ----------     ----------
  Total assets                           $8,824,601     $9,130,010
                                         ==========     ==========

        Liabilities and Partners' Deficit

Liabilities
 Mortgage note (Notes 3 and 4)          $13,875,000    $13,875,000
 Parity working capital
  loan (Notes 3 and 4)                      100,000        100,000
 Interest payable                           600,083        263,196
 Accounts payable, accrued expenses
    and other liabilities                   231,783        236,775
 Security deposit liability                  59,340         58,415
 Advances from Limited Partners (Note 3)    544,135        499,415
                                        -----------    -----------
 Total liabilities                       15,410,341     15,032,801

Commitments and contingencies (Notes 1, 3 and 5)

Partners' deficit                        (6,585,740)    (5,902,791)
                                        -----------    -----------
  Total liabilities and
    partners' deficit                   $ 8,824,601    $ 9,130,010
                                        ===========    ===========

The accompanying notes are an integral part of these financial statements.

HAMILTON GROVE LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS


                                                Year ended December 31,
                                                 1994             1993
                                              ---------------------------
Revenue
 Gross rent potential                         $1,929,631       $1,904,258
 Less:  vacancies and concessions               (124,672)        (126,470)
 Other rental income                              42,772           48,957
                                              ----------       ----------
  Rental income                                1,847,731        1,826,745
 Interest income                                   3,622            1,489
 Other income                                    107,107          134,648
                                              ----------       ----------
  Total revenue                                1,958,460        1,962,882

Expenses
 Interest expense                              1,118,000        1,118,000
 Marketing                                        36,989           55,120
 Administration                                  207,224          207,191
 Depreciation and amortization                   453,606          455,823
 Real estate taxes and insurance                 199,760          202,472
 Utilities                                       185,309          153,747
 Maintenance and repairs                         265,820          155,744
 Management fees                                  69,889           98,144
 Mortgage servicing fees                         104,812          104,812
                                              ----------       ----------
  Total expenses                               2,641,409        2,551,053

Net loss                                      $ (682,949)      $ (588,171)
                                              ==========       ==========

The accompanying notes are an integral part of these financial statements.

HAMILTON GROVE LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' DEFICIT
DECEMBER 31, 1994 AND 1993


                                General         Limited
                                Partner         Partners         Total
                               ---------       ----------      ---------
Partners' deficit at
  December 31, 1992            $ (53,146)     $(5,261,474)   $(5,314,620)

Net loss                          (5,882)        (582,289)      (588,171)
                               ---------      -----------    -----------
Partners' deficit at
  December 31, 1993              (59,028)      (5,843,763)    (5,902,791)

Net loss                          (6,829)        (676,120)      (682,949)
                               ---------      -----------     ----------
Partners' deficit at
  December 31, 1994            $ (65,857)     $(6,519,883)   $(6,585,740)
                               =========      ===========    ===========

The accompanying notes are an integral part of these financial statements.

HAMILTON GROVE LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS


                                                 Year ended December 31,
                                                 1994              1993
                                             -----------------------------
Cash flows from operating activities
 Net loss                                    $  (682,949)      $ (588,171)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
  Depreciation and amortization                  453,606          455,823
  Changes in assets and liabilities
   Increase in escrow deposits                  (119,725)         (50,252)
   Increase in restricted cash -
         security deposits                        (2,129)          (2,227)
   Increase in rent receivables                   (6,832)            (500)
   Increase in prepaid expenses                   (6,812)             -
   Increase in interest payable                  336,887          170,029
   Decrease in accounts payable, accrued
    expenses and other liabilities                (4,992)          (1,251)
   Increase in security deposit liability            925            2,105
   Increase in advances from Limited Partners     44,720           19,074
                                              ----------        ---------
     Net cash provided by operating activities    12,699            4,630

Cash flows from investing activities
 Purchase of property and equipment                  -            (26,785)
                                              ----------        ---------
  Cash used in investing activities                  -            (26,785)

Net increase (decrease) in cash                   12,699          (22,155)
 Cash at beginning of period                       4,007           26,162
                                              ----------        ---------
 Cash at end of period                        $   16,706        $   4,007
                                              ==========        =========

The accompanying notes are an integral part of these financial statements.

HAMILTON GROVE LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Organization

Hamilton Grove Limited Partnership ("Partnership") was formed on
August 14, 1986 for the purpose of acquiring, owning and operating residential and commercial real estate. The Partnership owns and operates a 300 unit apartment complex located in Chattanooga, Tennessee. Prior to February 28, 1994, the Partners were Venture Technology Properties, the 1% General Partner, Leonard, Kinsey & Associates, Ltd., Kenneth S. Hays, Jr., Henry L. Moise, John M.
Law and L, K & A Associates, I & II, the 99% Limited Partners. Effective March 1, 1994, SCA Successor, Inc. replaced Venture Technology Properties as sole General Partner, and Venture
Technology Properties became a Limited Partner. All operating profits and losses and distributions are to be allocated in accordance with the percentages as set forth in the Partnership Agreement. Any gains and losses recognized upon sale, exchange or other disposition of real property in the project shall also be allocated as set forth in the Partnership Agreement.

Mortgage Loan Default

The Mortgage Note, Parity Working Capital Loan and all other mortgage loan documents (collectively the "Mortgage Loan") are in default for failure to pay full base interest due (Note 3). SCA Tax Exempt Fund Limited Partnership ("SCA"), an affiliate of the Partnership, holds the Mortgage Loan and has not waived default thereunder. However, SCA has represented that it has no plans or intentions to exercise its rights to accelerate the maturity of the Mortgage Loan during the ensuing year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation

The Partnership's financial statements are presented in accordance with generally accepted accounting principles.

Certain prior year amounts in the accompanying financial statements have been reclassified to conform with the current year presentation.

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation computed using the straight-line method for buildings and improvements and double-declining balance for furniture and equipment. Provisions for depreciation are based on estimated useful lives of 27.5 years for buildings and improvements and 7 years for furniture and equipment.

Income Taxes

No provision for income taxes is provided in the financial statements of the Partnership. In accordance with Federal and state income tax regulations, the tax attributes of the Partnership accrue to the individual partners. Each partner's allocable share of the Partnership profit and loss is reported on the partner's tax return.

Debt Issue Costs

Debt Issue Costs of $562,819 are being amortized over the life of the related debt of the Partnership.


NOTE 3 - DEBT

The Partnership is obligated for a total of $13,875,000 under the Mortgage Note. The Mortgage Note is assigned to SCA to secure the payment of principal and interest on a tax-exempt Mortgage Revenue Bond in a like amount. The Mortgage Note, which is collateralized by a first priority lien on the real property and an assignment of rents, matures in August 2006. The Mortgage Note may be prepaid in whole but not in part, on or after March 1, 1994. Prepayment of the Mortgage Note may be required upon the occurrence of an event which would cause significant risk that the interest on the Mortgage Revenue Bond would be subject to taxation.

Base interest on the original Mortgage Note is payable at a rate of 8%. Commencing on December 1, 1988, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.25% (level 1 contingent
interest).   Any remaining cash flow is split equally with the lender
until the lender reaches its 16% per annum limit (level 2 contingent interest). To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference is deferred until the property is sold or the loan is repaid. Sales or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to provide the lender a return equal to the base interest rate plus 2.25%. Thereafter such proceeds are split equally with the lender in order to provide a return of 16%.

The Partnership is also obligated for a $100,000 Parity Working
Capital Loan issued and held by SCA, which bears the same interest rate and is payable on the same terms and conditions as the Mortgage Note discussed above.

The Partnership has been unable to pay all base interest to date on the Mortgage Loan; accordingly, it is uncertain whether project cash flows will be sufficient to pay contingent interest. As a result, no contingent interest has been accrued at December 31, 1994 and 1993. Aggregate unaccrued and unpaid level 1 and level 2 contingent interest is:

                        December 31,
                     1994          1993
                 -------------------------

Level 1          $1,912,827     $1,598,390
Level 2           4,888,336      4,084,773
                 ----------     ----------
                 $6,801,163     $5,683,163
                 ==========     ==========

Because of its inability to pay all base interest to date, the Partnership is also in default of the Indenture of Trust for the Mortgage Revenue Bond held by SCA. SCA has represented to the General Partner that it does not, at this time, intend to exercise its right to accelerate the maturity of the Mortgage Revenue Bond during the ensuing year as a result of the default.

Advances from Limited Partners of $544,135 and $499,415 at
December 31, 1994 and 1993, respectively, are used to fund the Partnership's debt service short-falls. Certain of the advances bear interest at the lesser of the Prime Rate as established by the Bank of America or the cost of borrowing of the Partnership. All of the advances are subordinate to contingent interest on the Mortgage
Loan. As of December 31, 1994 and 1993, no interest has been accrued on these advances.

Cash outflows from operating activities for each of the years ended December 31, 1994 and 1993 include interest of $781,113 and $947,971, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

The property was managed by Leonard, Kinsey & Associates, Ltd., an affiliate of the Partnership, pursuant to a management agreement which was terminated in June 1994. Management fees paid to Leonard, Kinsey & Associates, Ltd. for each of the years ended December 31, 1994 and 1993 were $39,279 and $98,144, respectively. For the remainder of 1994, the property was managed by Shelter Properties, Inc. ("Shelter"), an affiliate of SCA Realty I, Inc., the managing General Partner of SCA. Management fees paid to Shelter for the year ended December 31, 1994 were $30,610.

Under the terms of the Mortgage Loan, the Partnership is obligated to pay a mortgage servicing fee to SCA Associates '86, L.P., an affiliate of SCA Realty I, Inc. This fee is calculated at .75% of the aggregate outstanding legal obligation of the Mortgage Loan on January 1 of each year. Mortgage servicing fees charged to operations for each of the years ended December 31, 1994 and 1993 were $104,812.


NOTE 5 - REGULATORY AGREEMENT

The Partnership is subject to a Regulatory Agreement with the Industrial Development Board of the County of Hamilton. Under the Regulatory Agreement, the property operated by the Partnership is required to lease or hold available for leasing at least 20% of its rental units to qualifying low or moderate income tenants. The terms of the Regulatory Agreement were established in conjunction with the Mortgage Loan to maintain the tax-exempt status of the Mortgage Revenue Bond. At December 31, 1994 and 1993, the
Partnership was in compliance with the terms of this Regulatory
Agreement.


NOTE 6 - SUBSEQUENT EVENTS

In connection with a financing transaction consummated by SCA on February 14, 1995, the following occurred:

Change in General Partner

As of January 1, 1995, SCA Successor, Inc., the 1% General
Partner of the Partnership, withdrew from the Partnership and was replaced by SCA Successor II, Inc. as sole General Partner. Both the former and the General Partner are affiliates of SCA Realty I, Inc.

Debt Restructuring

Effective February 14, 1995, the Partnership's obligation under the Mortgage Note of $13,875,000 (the "Old Debt") (see Note 3) was restructured into a Series A Mortgage Note of $7,625,000 and a
Series B Mortgage Note of $6,250,000 (collectively, the "New
Debt"); unamortized debt issue cost of $288,088 related to the Old
Debt were written-off to operations as of that date. The New Debt secures the payment of principal and interest on tax-exempt
Mortgage Revenue Bonds in like amounts held by SCA Tax Exempt
Trust.   The New Debt, which is collateralized by a first priority lien on the real property and an assignment on rents, matures in January
2030.

The Series A Mortgage Note bears interest at 7.35% per annum which is due and payable monthly. Required monthly principal payments commence January 1, 2001 and continue through maturity.

The Series B Mortgage Note bears interest equal to the greater of (a) three percent (3%) per annum or (b) the amount of Available Cash Flow, as defined, not exceeding sixteen percent (16%) per annum. Principal on the Series B Mortgage Note is due January 2030. To the extent the Partnership has Available Cash Flow, interest on the principal amount shall be due and payable monthly in accordance with the Subordination Agreement described below.

On February 14, 1995, the unpaid accrued base interest on the Old Debt, $676,874, and the Parity Working Capital Loan and interest thereon, $104,909, were converted to an Accrued Interest Note and a Working Capital Note, respectively, in equivalent principal amounts. The Accrued Interest Note, Working Capital Note and
Load Loan Note in the amount of $475,633, incurred primarily to purchase the interest rate cap discussed below, (collectively, the "Notes") are held by MLPII Acquisition Limited Partnership ("MLPII"), an affiliate of SCA. The Notes are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the Partnership has Available Cash Flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly in accordance with the Subordination
Agreement described below.

The Notes and Series B Mortgage Note (together the "Junior Debt") are subordinate in priority and right of payment to the Series A Mortgage Note as described in the Subordination Agreement and can only be paid from Available Cash Flow (including Restricted Funds, as defined). Payments of principal and interest on the Junior Debt are prioritized as follows: (i) interest payments due on the Notes, prorata between the Notes; (ii) scheduled principal payments due on the Notes, prorata between the Notes; (iii) interest payments due on the Series B Mortgage Note; (iv) the principal payment of the Series B Mortgage Note due January 2030; and (v) advances to
Limited Partners.

As part of the debt restructuring, the Partnership entered into a cross-collateralization agreement with 11 other partnerships controlled by SCA Successor II, Inc. ("Other Partnerships"). This cross-collaterization agreement may result in the Partnership being obligated under the Series A mortgage note obligations of the Other Partnerships due to shortfalls in cash flows or Series A mortgage note debt service coverage ratios. Based upon information currently available, the General Partner does not anticipate that these contingent obligations will ever be realized.

Interest Rate Swap and Cap

The Partnership entered into an interest rate swap agreement for a notional amount equal to the obligation under the Series A Mortgage Note whereby a portion of the 7.35% per annum interest rate was swapped into a floating interest rate. Under this interest rate swap, the Partnership is obligated to pay Credit Suisse Financial Products (the "Counterparty") a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. In return, the Counterparty will pay to the Partnership a fixed rate equivalent to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1, 2005. The Partnership utilized a portion of the proceeds from the Load Loan Note discussed above to purchase an interest rate cap which will serve to limit the Partnership's obligation under the floating rate to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1,
2005. The cost of the interest rate cap of $468,938 will be deferred and amortized over its life. The Partnership continues to be obligated under the Series A Mortgage Debt obligation in excess of the fixed rate equivalent received from the Counterparty. Net proceeds received, if any, under the interest swap are Restricted Funds and are available only for Junior Debt obligations.

Member Interest

On January 1, 1995, the Partnership purchased a 8% member interest in MLPI LLC ("MLPI"), an affiliate of SCA, for $3,200.
MLPI is a limited liability company formed under and pursuant to the Maryland Limited Liability Company Act to act as the General Partner in MLPII, a Maryland Limited Partnership, and to perform the duties of General Partner under the Limited Partnership
Agreement of MLPII. MLPII intends to invest in tax-exempt bonds or operating real estate properties. The net income or loss, capital gains or losses, and distributions of MLPI shall be allocated to the Partnership in accordance with the percentage of member interest stated above. All distributions received from MLPI are classified as Restricted Funds and are available only for Junior Debt Obligations.

GILMAN MEADOWS LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 1994

REPORT OF INDEPENDENT ACCOUNTANTS


March 15, 1995


To the Partners of
Gilman Meadows Limited Partnership

In our opinion, the accompanying balance sheets and the related statements of operations, of partners' deficit and of cash flows present fairly, in all material respects, the financial position of Gilman Meadows Limited Partnership at December 31, 1994 and
1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

GILMAN MEADOWS LIMITED PARTNERSHIP
BALANCE SHEETS


                                                     December 31,
                                                1994             1993
                                             ----------------------------
        Assets

Land                                         $1,109,794        $1,109,794
Buildings and improvements                    6,201,232         6,201,232
Furniture and equipment                         161,540           161,540
                                             ----------        ----------
                                              7,472,566         7,472,566
Less accumulated depreciation                  (427,278)         (256,093)
                                             ----------        ----------
 Net property and equipment                   7,045,288         7,216,473

Cash
 Unrestricted                                    18,913            15,646
 Escrow deposits                                 44,026            31,832
 Restricted - security deposits                  34,289            32,051
Receivables
 Rent                                             5,350               720
 Partners                                           -                 500
Prepaid expenses                                  5,058             6,806
                                             ----------        ----------
  Total assets                               $7,152,924        $7,304,028
                                             ==========        ==========

        Liabilities and Partners' Deficit

Liabilities
 Mortgage note (Notes 3 and 4)               $6,875,000        $6,875,000
 Parity working capital loan (Notes 3 and 4)    225,000           225,000
 Interest payable                               707,517           667,537
 Accounts payable, accrued expenses
     and other liabilities                       36,794            24,465
 Security deposit liability                      34,200            32,051
                                             ----------        ----------
Total liabilities                             7,878,511         7,824,053

Commitments and contingencies (Notes 1, 3 and 5)

Partners' deficit                              (725,587)         (520,025)
                                             ----------        ----------
  Total liabilities and partners' deficit    $7,152,924        $7,304,028
                                             ==========        ==========

The accompanying notes are an integral part of these financial statements.

GILMAN MEADOWS LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS

                                                Year ended December 31,
                                                 1994            1993
                                              --------------------------
Revenue
 Gross rent potential                         $1,071,289       $1,024,771
 Less:  vacancies and concessions                (89,556)        (155,847)
 Other rental income                              50,077           49,150
                                              ----------       ----------
  Rental income                                1,031,810          918,074
 Interest income                                   2,128              794
                                              ----------       ----------
  Total revenue                                1,033,938          918,868

Expenses
 Interest expense                                568,000          567,996
 Marketing                                        11,592           16,948
 Administrative                                   76,287           64,265
 Depreciation                                    171,185          170,843
 Real estate taxes and insurance                  94,831          101,859
 Utilities                                       104,962           92,412
 Maintenance and repairs                         131,583          170,799
 Management fees                                  31,747           28,183
 Mortgage servicing fees                          48,813           53,250
                                              ----------       ----------
  Total expenses                               1,239,000        1,266,555
                                              ----------       ----------
Net loss                                       $(205,062)       $(347,687)
                                              ==========       ===========

The accompanying notes are an integral part of these financial statements.

GILMAN MEADOWS LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' DEFICIT
DECEMBER 31, 1994 AND 1993


                                  SCA          Limited
                            Successor, Inc.    Partners       Total
                            ---------------   ---------     ---------
Partners' deficit at
 December 31, 1992             $(1,723)       $(170,615)    $(172,338)

Net loss                        (3,477)        (344,210)     (347,687)
                            ----------------  ----------    ---------
Partners' deficit at
 December 31, 1993              (5,200)        (514,825)     (520,025)

Distributions                       (5)            (495)         (500)

Net loss                        (2,051)        (203,011)      (205,062)
                            ----------------  ----------     ---------
Partners' deficit at
 December 31, 1994             $(7,256)       $(718,331)     $(725,587)
                            ================  ==========     ==========

The accompanying notes are an integral part of these financial statements.

GILMAN MEADOWS LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS


                                              Year ended December 31,
                                               1994           1993
                                             ------------------------
Cash flows from operating activities
 Net loss                                    $(205,062)     $(347,687)
 Adjustments to reconcile net loss to net
    cash provided by operating activities
  Depreciation                                 171,185        170,843
  Changes in assets and liabilities
   (Increase) decrease in escrow deposits      (12,194)        27,346
   Increase in restricted cash
    - security deposits                         (2,238)        (2,121)
   (Increase) decrease in rent receivables      (4,630)        11,438
   Decrease in partners' receivables               500            -
   (Increase) decrease in prepaid expenses       1,748         (2,368)
   Increase in interest payable                 39,980        151,871
   Increase (decrease) in accounts payable,
    accrued expenses and other liabilities      12,329         (6,277)
   Increase in security deposit liability        2,149          2,121
                                              --------       --------
 Net cash provided by operating activities       3,767          5,166

Cash flows from investing activities
 Purchase of property and equipment                -           (6,838)
                                              --------       --------
  Cash used in investing activities                -           (6,838)

Cash flows from financing activities
 Distribution to partners                         (500)            -
                                              --------       --------
  Cash used in financing activities               (500)            -

Net increase (decrease) in cash                  3,267         (1,672)
 Cash at beginning of period                    15,646         17,318
                                              --------       --------
 Cash at end of period                         $18,913        $15,646
                                              ========       ========

The accompanying notes are an integral part of these financial statements.

GILMAN MEADOWS LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Organization

Gilman Meadows Limited Partnership ("Partnership") was formed January 22, 1992, for the purpose of acquiring, owning and operating residential and commercial real estate. The Partners are SCA Successor, Inc., the 1% General Partner, and Michael L.
Falcone, Thomas R. Hobbs, Vice President of SCA Successor II,
Inc., Garrett G. Carlson and Lynn Carlson-Schell, the 99% Limited Partners. All operating profits and losses are to be allocated in accordance with the percentage of partnership interest, as set forth in the Partnership Agreement. Any gains and losses recognized upon sale, exchange or other disposition of real property in the project shall also be allocated as set forth in the Partnership Agreement.

Acquisition of Property

As of July 10, 1992, the Partnership entered into a Transfer Agreement with Axelrod Gilman Meadows Limited Partnership ("Predecessor"), and the Washington State Housing Finance Commission, whereby the title to the Gilman Meadows Apartments, a 125-unit apartment complex located in Issaquah, Washington, was transferred to the Partnership in lieu of foreclosure. Through this Transfer Agreement, the Partnership acquired all of Predecessor's rights, title and interest in the property, and assumed all of Predecessor's obligations under the Mortgage Note, Parity Working Capital Loan and all other mortgage loan documents (collectively the "Mortgage Loan") and the Regulatory Agreement.

As a result of the change in ownership, a new basis of accounting was established. Accordingly, the aggregate acquisition cost has been allocated among the acquired assets and assumed liabilities giving appropriate recognition to the estimated fair value of the assets acquired and liabilities assumed as follows:

Assumption of debt at fair market value
 (including all legal obligations - mortgage note,
 parity working capital loan and interest payable)    $  7,512,667
                                                      ============
Assets and liabilities at fair market value
   Land, property and equipment                       $  7,465,728
   Other assets                                             98,968
   Other liabilities                                       (52,029)
                                                      ------------
                                                      $  7,512,667
                                                      ============

Mortgage Loan Default

At the time of its assumption by the Partnership, the Mortgage Loan was in default for failure to pay full base interest due (Note 3).
Since that time, cash flows from operation of the property have continued to be insufficient to bring the Mortgage Loan current.
SCA Tax Exempt Fund Limited Partnership ("SCA"), an affiliate of the Partnership, holds the Mortgage Loan and has not waived default thereunder. However, SCA has represented that it has no plans or intentions to exercise its rights to accelerate the maturity of the Mortgage Loan during the ensuing year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation

The Partnership's financial statements are presented in accordance with generally accepted accounting principles.

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation computed using the straight-line method. Provisions for depreciation are based on estimated useful lives of 40 years for buildings and improvements and 10 years for furniture and equipment.

Income Taxes

No provision for income taxes is provided in the financial statements of the Partnership. In accordance with Federal and state income tax regulations, the tax attributes of the Partnership accrue to the individual partners. Each partner's allocable share of the Partnership profit and loss is reported on the partner's tax return.


NOTE 3 - DEBT

The Partnership is obligated for a total of $6,875,000 under the Mortgage Note. The Mortgage Note is assigned to SCA to secure the payment of principal and interest on a tax-exempt Mortgage Revenue Bond in a like amount. The Mortgage Note, which is collateralized by a first priority lien on the real property and an assignment of rents, matures in April 2007. The Mortgage Note may be prepaid in whole but not in part, on or after March 1, 1994. Prepayment of the Mortgage Note may be required upon the occurrence of an event which would cause significant risk that the interest on the Mortgage Revenue Bond would be subject to taxation.

Base interest on the original Mortgage Note is payable at a rate of 8%. Commencing on March 1, 1988, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.25% (level 1 contingent interest). Any remaining cash flow is split equally with the lender until the lender reaches its 16% per annum limit (level 2 contingent interest). To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference is deferred until the property is sold or the loan is repaid. Sales or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to provide the lender a return equal to the base interest rate plus 2.25%. Thereafter such proceeds are split equally with the lender in order to provide a return of 16%.

The Partnership is also obligated for a $225,000 Parity Working
Capital Loan issued and held by SCA, which bears the same interest rate and is payable on the same terms and conditions as the Mortgage Note discussed above.

The Partnership has been unable to pay all base interest to date on the Mortgage Loan; accordingly, it is uncertain whether project cash flows will be sufficient to pay contingent interest. As a result, no contingent interest has been accrued at December 31, 1994 and 1993. Aggregate unaccrued and unpaid level 1 and level 2 contingent interest is:

                             December 31,
                          1994         1993
                      ------------------------

Level 1               $ 1,091,093   $  931,343
Level 2                 2,788,348    2,380,098
                      -----------   ----------
                      $ 3,879,441   $3,311,441


Because of its inability to pay all base interest to date, the Partnership is also in default of the Indenture of Trust for the Mortgage Revenue Bond held by SCA. SCA has represented to the General Partner that it does not, at this time, intend to exercise its right to accelerate the maturity of the Mortgage Revenue Bond during the ensuing year as a result of the default.

Cash outflows from operating activities for each of the years ended December 31, 1994 and 1993 include interest of $528,020 and $416,125, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Mortgage Loan, the Partnership is obligated to pay a mortgage servicing fee to SCA Associates '86, L.P., an affiliate of SCA Realty I, Inc., the managing General Partner of SCA. This fee is calculated at .75% of the aggregate outstanding legal obligation of the Mortgage Loan on January 1 of each year. Mortgage servicing fees charged to operations for each of the years ended December 31, 1994 and 1993 were $48,813 and $53,250, respectively.


NOTE 5 - REGULATORY AGREEMENT

The Partnership is subject to a Regulatory Agreement with the Washington State Housing Finance Commission. Under the
Regulatory Agreement, the property operated by the Partnership is required to lease or hold available for leasing at least 20% of its rental units to qualifying low or moderate income tenants. The terms of the Regulatory Agreement were established in conjunction with the Mortgage Loan to maintain the tax-exempt status of the Mortgage Revenue Bond. At December 31, 1994 and 1993, the Partnership was in compliance with the terms of this Regulatory Agreement.


NOTE 6 - SUBSEQUENT EVENTS

In connection with a financing transaction consummated by SCA on February 14, 1995, the following occurred:

Change in General Partner

As of January 1, 1995, SCA Successor, Inc., the 1% General
Partner of the Partnership, withdrew from the Partnership and was replaced by SCA Successor II, Inc. as sole General Partner. Both the former and the current General Partner are affiliates of SCA
Realty I, Inc.

Debt Restructuring

Effective February 14, 1995, the Partnership's obligation under the Mortgage Note of $6,875,000 (the "Old Debt") (see Note 3) was restructured into a Series A Mortgage Note of $4,000,000 and a Series B Mortgage Note of $2,875,000 (collectively, the "New
Debt"). The New Debt secures the payment of principal and interest on tax-exempt Mortgage Revenue Bonds in like amounts held by SCA Tax Exempt Trust. The New Debt, which is collateralized by a first priority lien on the real property and an assignment on rents, matures in January 2030.

The Series A Mortgage Note bears interest at 7.4% per annum which is due and payable monthly. Required monthly principal payments commence January 1, 2001 and continue through maturity.

The Series B Mortgage Note bears interest equal to the greater of (a) three percent (3%) per annum or (b) the amount of Available Cash Flow, as defined, not exceeding sixteen percent (16%) per annum. Principal on the Series B Mortgage Note is due January 2030. To the extent the Partnership has Available Cash Flow, interest on the principal amount shall be due and payable monthly in accordance with the Subordination Agreement described below.

On February 14, 1995, the unpaid accrued base interest on the Old Debt, $651,185, and the Parity Working Capital Loan and interest thereon, $246,318, were converted to an Accrued Interest Note and a Working Capital Note, respectively, in equivalent principal amounts. The Accrued Interest Note, Working Capital Note and
Load Loan Note in the amount of $248,433, incurred primarily to purchase the interest rate cap discussed below, (collectively, the "Notes") are held by MLPII Acquisition Limited Partnership ("MLPII"), an affiliate of SCA. The Notes are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the Partnership has Available Cash Flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly in accordance with the Subordination
Agreement described below.

The Notes and Series B Mortgage Note (together the "Junior Debt") are subordinate in priority and right of payment to the Series A Mortgage Note as described in the Subordination Agreement and can only be paid from Available Cash Flow (including Restricted Funds, as defined ). Payments of principal and interest on the Junior Debt are prioritized as follows: (i) interest payments due on the Notes, prorata between the Notes; (ii) scheduled principal payments due on the Notes, prorata between the Notes; (iii) interest payments due on the Series B Mortgage Note; and (iv) the principal payment of the Series B Mortgage Note due January 2030.

As part of the debt restructuring, the Partnership entered into a cross-collateralization agreement with 11 other partnerships controlled by SCA Successor II, Inc. ("Other Partnerships"). This cross-collaterization agreement may result in the Partnership being obligated under the Series A mortgage note obligations of the Other Partnerships due to shortfalls in their cash flows or Series A mortgage note debt service coverage ratios. Based upon information currently available, the General Partner does not anticipate that any payments will be required under the cross-collateralization agreement.

Interest Rate Swap and Cap

The Partnership entered into an interest rate swap agreement for a notional amount equal to the obligation under the Series A Mortgage Note whereby a portion of the 7.4% per annum interest rate was swapped into a floating interest rate. Under this interest rate swap, the Partnership is obligated to pay Credit Suisse Financial Products (the "Counterparty") a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. In return, the Counterparty will pay to the Partnership a fixed rate equivalent to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1, 2005. The Partnership utilized a portion of the proceeds from the Load Loan Note discussed above to purchase an interest rate cap which will serve to limit the Partnership's obligation under the floating rate to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1,
2005. The cost of the interest rate cap of $246,000 will be deferred and amortized over its life. The Partnership continues to be obligated under the Series A Mortgage Debt obligation in excess of the fixed rate equivalent received from the Counterparty. Net proceeds received, if any, under the interest swap are Restricted Funds and are available only for Junior Debt obligations.

Member Interest

On January 1, 1995, the Partnership purchased a 1.5% member interest in MLPI LLC ("MLPI"), an affiliate of SCA, for $600.
MLPI is a limited liability company formed under and pursuant to the Maryland Limited Liability Company Act to act as the General Partner in MLPII, a Maryland Limited Partnership, and to perform the duties of General Partner under the Limited Partnership
Agreement of MLPII. MLPII intends to invest in tax-exempt bonds or operating real estate properties. The net income or loss, capital gains or losses, and distributions of MLPI shall be allocated to the Partnership in accordance with the percentage of member interest stated above. All distributions received from MLPI are classified as Restricted Funds and are available only for Junior Debt Obligations.

MALLARD I LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 1994

REPORT OF INDEPENDENT ACCOUNTANTS


March 15, 1995


To the Partners of
Mallard I Limited Partnership

In our opinion, the accompanying balance sheets and the related statements of operations, of partners' deficit and of cash flows present fairly, in all material respects, the financial position of Mallard I Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

MALLARD I LIMITED PARTNERSHIP
BALANCE SHEETS

                                                     December 31,
                                                1994             1993
        Assets

Land                                         $  361,313        $  361,313
Buildings and improvements                    2,186,708         2,186,708
Furniture and equipment                          72,263            72,263
                                             ----------        ----------
                                              2,620,284         2,620,284
Less accumulated depreciation                  (154,735)          (92,841)
                                             ----------        ----------
 Net property and equipment                   2,465,549         2,527,443

Cash
 Unrestricted                                    12,894             8,675
 Escrow deposits                                 13,950            13,182
 Restricted - security deposits                  10,976            12,072
Receivables
 Rent                                             1,047               893
 Partners                                           -                 500
 Other                                              -                 716
Prepaid expenses                                  3,705             3,821
                                             ----------        ----------
  Total assets                               $2,508,121        $2,567,302
                                             ==========        ==========

        Liabilities and Partners' Deficit

Liabilities
 Mortgage note (Notes 3 and 4)               $2,470,000        $2,470,000
 Parity working capital loan (Notes 3 and 4)    140,000           140,000
 Interest payable                               225,964           136,759
 Accounts payable, accrued expenses
    and other liabilities                        11,759            11,344
 Security deposit liability                      10,976            12,072
                                             ----------        ----------
 Total liabilities                            2,858,699         2,770,175

Commitments and contingencies (Notes 1, 3 and 5)

Partners' deficit                              (350,578)         (202,873)
                                             ----------        ----------
  Total liabilities and partners' deficit    $2,508,121        $2,567,302
                                             ==========        ==========

The accompanying notes are an integral part of these financial statements.

MALLARD I LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS


                                                Year ended December 31,
                                                 1994             1993
                                             ----------------------------
Revenue
 Gross rent potential                        $   376,005       $  365,585
 Less:  vacancies and concessions                (36,674)         (30,820)
 Other rental income                              13,086            8,560
                                             -----------       ----------
  Rental income                                  352,417          343,325
 Interest income                                     771              344
                                             -----------       ----------
  Total revenue                                  353,188          343,669

Expenses
 Interest expense                                202,310          190,536
 Marketing                                         9,338           11,231
 Administration                                   49,637           52,883
 Depreciation                                     61,894           61,894
 Real estate taxes and insurance                  40,770           39,679
 Utilities                                        36,093           34,047
 Maintenance and repairs                          68,534           70,647
 Management fees                                  12,242            8,926
 Mortgage servicing fees                          19,575           19,572
                                             -----------       ----------
  Total expenses                                 500,393          489,415
                                             -----------       ----------
Net loss                                     $  (147,205)      $ (145,746)
                                             ===========       ==========

The accompanying notes are an integral part of these financial statements.

MALLARD I LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' DEFICIT
DECEMBER 31, 1994 AND 1993


                                  SCA          Limited
                            Successor, Inc.    Partners          Total
                            ---------------   ----------       ----------
Partners' deficit at
  December 31, 1992               $   (571)   $  (56,556)      $  (57,127)

Net loss                            (1,458)     (144,288)        (145,746)
                                  --------    ----------       ----------
Partners' deficit at
  December 31, 1993                 (2,029)     (200,844)        (202,873)

Distributions                           (5)         (495)            (500)

Net loss                            (1,472)     (145,733)        (147,205)
                                  --------    ----------       ----------
Partners' deficit at
  December 31, 1994               $ (3,506)   $ (347,072)       $(350,578)
                                  ========    ==========        =========

The accompanying notes are an integral part of these financial statements.

MALLARD I LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS


                                                Year ended December 31,
                                                 1994             1993
                                             ----------------------------
Cash flows from operating activities
 Net loss                                    $  (147,205)      $ (145,746)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
  Depreciation                                    61,894           61,894
  Accretion of acquisition debt discount          11,780              -
  Changes in assets and liabilities
   (Increase) decrease in escrow deposits           (768)           6,498
   (Increase) decrease in restricted cash -
          security deposits                        1,096             (340)
   Increase in rent receivables                     (154)            (893)
   Decrease in partners' receivables                 500              -
   (Increase) decrease in other receivables          716             (716)
   (Increase) decrease in prepaid expenses           116           (3,821)
   Increase in interest payable                   77,425           70,262
   Increase (decrease) in accounts payable,
    accrued expenses and other liabilities           415           (2,290)
   Increase (decrease) in security
    deposit liability                             (1,096)             340
     Net cash provided by (used in)             --------         --------
     operating activities                          4,719          (14,812)

Cash flows from financing activities
 Distribution to partners                           (500)             -
                                                --------         --------
  Cash used in financing activities                 (500)             -

Net increase (decrease) in cash                    4,219          (14,812)
 Cash at beginning of period                       8,675           23,487
                                                --------         --------
 Cash at end of period                          $ 12,894         $  8,675
                                                ========         ========

The accompanying notes are an integral part of these financial statements.

MALLARD I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Organization

Mallard I Limited Partnership ("Partnership") was formed on
January 22, 1992 for the purpose of acquiring, owning and operating residential and commercial real estate. For the year ended December 31, 1993, the Partners were SCA Successor, Inc., the 1% General Partner, and SCA Limited Partner Corporation, the
99% Limited Partner. Effective January 1, 1994, the Limited Partnership Agreement was amended whereby SCA Limited Partner Corporation transferred 40.5% and 7.5% interests to Mark K.
Joseph, President, and Marilynn K. Duker, Vice President, of SCA Realty I, Inc., respectively. All operating profits and losses and distributions are to be allocated in accordance with the percentage of partnership interest, as set forth in the Partnership Agreement. Any gains and losses recognized upon sale, exchange or other disposition of real property in the project shall be allocated as set forth in the Partnership Agreement.

Acquisition of Property

As of July 9, 1992, the Partnership entered into a Transfer
Agreement with Mallard Cove Associates I ("Predecessor") and the Washington State Housing Finance Commission, whereby the title to the 63 apartment units comprising Phase I of the Mallard Cove Apartments, located in Everett, Washington, was transferred to the Partnership in lieu of foreclosure. Through this Transfer
Agreement, the Partnership acquired all of Predecessor's rights, title and interest in the property, and assumed all of Predecessor's obligations under the Mortgage Note, Parity Working Capital Loan and all other mortgage loan documents (collectively the "Mortgage Loan") and the Regulatory Agreement.

As a result of the change in ownership, a new basis of accounting was established. Accordingly, the aggregate acquisition cost has been allocated among the acquired assets and assumed liabilities giving appropriate recognition to the estimated fair value of the assets acquired and liabilities assumed. The acquisition was accounted for at fair value as follows:

Assumption of debt at fair market value
 (including all legal obligations - mortgage note,
 parity working capital loan and interest payable)    $  2,610,000
                                                      ============
Assets and liabilities at fair market value
   Land, property and equipment                       $  2,620,284
   Other assets                                             29,145
   Other liabilities                                       (39,429)
                                                      ------------
                                                      $  2,610,000
                                                      ============
Mortgage Loan Default

At the time of its assumption by the Partnership, the Mortgage Loan was in default for failure to pay full base interest due (Note 3).
Since that time, cash flows from operation of the property have continued to be insufficient to bring the Mortgage Loan current.
SCA Tax Exempt Fund Limited Partnership ("SCA"), an affiliate of the Partnership, holds the Mortgage Loan and has not waived default thereunder. However, SCA has represented that it has no plans or intentions to exercise its rights to accelerate the maturity of the Mortgage Loan during the ensuing year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation

The Partnership's financial statements are presented in accordance with generally accepted accounting principles.

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation computed using the straight-line method. Provisions for depreciation are based on estimated useful lives of 40 years for buildings and improvements and 10 years for furniture and equipment.

Income Taxes

No provision for income taxes is provided in the financial statements of the Partnership. In accordance with Federal and state income tax regulations, the tax attributes of the Partnership accrue to the individual partners. Each partner's allocable share of the Partnership profit and loss is reported on the partner's tax return.


NOTE 3 - DEBT

The Partnership is obligated for a total of $2,470,000 under the Mortgage Note. The Mortgage Note is assigned to SCA to secure the payment of principal and interest on a tax-exempt Mortgage Revenue Bond in a like amount. The Mortgage Note, which is collateralized by a first priority lien on the real property and an assignment of rents, matures in January 2006. The Mortgage Note may be prepaid in whole but not in part, on or after December 18, 1993. Prepayment of the Mortgage Note may be required upon the occurrence of an event which would cause significant risk that the interest on the Mortgage Revenue Bond would be subject to taxation.

Base interest on the original Mortgage Note is payable at a rate of 7.3%. Commencing on April 1, 1988, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.375% (level 1 contingent interest). Any remaining cash flow is split equally with the lender until the lender reaches its 16% per annum limit (level 2 contingent interest). To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference is deferred until the property is sold or the loan is repaid. Sales or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to provide the lender a return equal to the base interest rate plus 2.375%. Thereafter such proceeds are split equally with the lender in order to provide a return of 16%.

The Partnership is also obligated for a $140,000 Parity Working
Capital Loan issued and held by SCA, which bears the same interest rate and is payable on the same terms and conditions as the Mortgage Note discussed above.

The Partnership has been unable to pay all base interest to date on the Mortgage Loan; accordingly, it is uncertain whether project cash flows will be sufficient to pay contingent interest. As a result, no contingent interest has been accrued at December 31, 1994 and 1993. Aggregate unaccrued and unpaid level 1 and level 2 contingent interest is:

                    December 31,
              1994             1993
          ----------------------------

Level 1   $  423,582        $  361,594
Level 2    1,128,064           962,981
           ---------         ---------
          $1,551,646        $1,324,575
          ==========         ==========

Because of its inability to pay all base interest to date, the Partnership is also in default of the Indenture of Trust for the Mortgage Revenue Bond held by SCA. SCA has represented to the General Partner that it does not, at this time, intend to exercise its right to accelerate the maturity of the Mortgage Revenue Bond during the ensuing year as a result of the default.

The fair market value of all debt assumed at the date of acquisition (Note 1) was less than the aggregate legal obligation under such debt (including accrued interest) at that time by $63,608. Such difference is being accreted via charges to interest expense over the life of the debt.

Cash outflows from operating activities for each of the years ended December 31, 1994 and 1993 include interest of $113,105 and $120,274, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Mortgage Loan, the Partnership is obligated to pay a mortgage servicing fee to SCA Associates '86, L.P., an affiliate of SCA Realty I, Inc., the managing General Partner of SCA. This fee is calculated at .75% of the aggregate outstanding legal obligation of the Mortgage Loan at January 1 of each year. Mortgage servicing fees charged to operations for each of the years ended December 31, 1994 and 1993 were $19,575 and $19,572, respectively.


NOTE 5 - REGULATORY AGREEMENT

The Partnership is subject to a Regulatory Agreement with the Washington State Housing Finance Commission. Under the
Regulatory Agreement, the property operated by the Partnership is required to lease or hold available for leasing at least 20% of its rental units to qualifying low or moderate income tenants. The terms of this agreement were established in conjunction with the Mortgage Loan to maintain the tax-exempt status of the Mortgage Revenue Bond. At December 31, 1994 and 1993, the Partnership was in compliance with the terms of this Regulatory Agreement.


NOTE 6 - SUBSEQUENT EVENTS

In connection with a financing transaction consummated by SCA on February 14, 1995, the following occurred:

Change in General Partner

As of January 1, 1995, SCA Successor, Inc., the 1% General
Partner of the Partnership, withdrew from the Partnership and was replaced by SCA Successor II, Inc. as sole General Partner. Both the former and the current General Partner are affiliates of SCA
Realty I, Inc.

Debt Restructuring

Effective February 14, 1995, the Partnership's obligation under the Mortgage Note of $2,470,000 (the "Old Debt") (see Note 3) was restructured into a Series A Mortgage Note of $800,000 and a Series B Mortgage Note of $1,670,000 (collectively, the "New
Debt"). The New Debt secures the payment of principal and interest on tax-exempt Mortgage Revenue Bonds in like amounts held by SCA Tax Exempt Trust. The New Debt, which is collateralized by a first priority lien on the real property and an assignment on rents, matures in January 2030.

The Series A Mortgage Note bears interest at 7.4% per annum which is due and payable monthly. Required monthly principal payments commence January 1, 2001 and continue through maturity.

The Series B Mortgage Note bears interest equal to the greater of (a) three percent (3%) per annum or (b) the amount of Available Cash Flow, as defined, not exceeding sixteen percent (16%) per annum. Principal on the Series B Mortgage Note is due January 2030. To the extent the Partnership has Available Cash Flow, interest on the principal amount shall be due and payable monthly in accordance with the Subordination Agreement described below.

On February 14, 1995, the unpaid base interest on the Old Debt, $257,976, and the Parity Working Capital Loan and interest thereon, $154,611, were converted to an Accrued Interest Note and a Working Capital Note, respectively, in equivalent principal amounts. The Accrued Interest Note, Working Capital Note and
Load Loan Note in the amount of $51,167, incurred primarily to purchase the interest rate cap discussed described below, (collectively, the "Notes") are held by MLPII Acquisition Limited Partnership ("MLPII"), an affiliate of SCA. The Notes are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended
Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the Partnership has Available Cash Flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly in accordance with the Subordination Agreement described below.

The Notes and Series B Mortgage Note (together the "Junior Debt") are subordinate in priority and right of payment to the Series A Mortgage Note as described in the Subordination Agreement and can only be paid from Available Cash Flow (including Restricted Funds, as defined). Payments of principal and interest on the Junior Debt are prioritized as follows: (i) interest payments due on the Notes, prorata between the Notes; (ii) scheduled principal payments due on the Notes, prorata between the Notes; (iii) interest payments due on the Series B Mortgage Note; and (iv) the principal payment of the Series B Mortgage Note due January 2030.

As part of the debt restructuring, the Partnership entered into a cross-collateralization agreement with 11 other partnerships controlled by SCA Successor II, Inc. ("Other Partnerships"). This cross-collaterization agreement may result in the Partnership being obligated under the Series A mortgage note obligations of the Other Partnerships due to shortfalls in cash flows or Series A mortgage note debt service coverage ratios. Based upon information currently available, the General Partner does not anticipate that any payments will be required under the cross-collateralization agreement.

Interest Rate Swap and Cap

The Partnership entered into an interest rate swap agreement for a notional amount equal to the obligation under the Series A Mortgage Note whereby a portion of the 7.4% per annum interest was swapped into a floating interest rate. Under this interest rate swap, the Partnership is obligated to pay Credit Suisse Financial Products (the "Counterparty") a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. In return, the Counterparty will pay to the Partnership a fixed rate equivalent to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1, 2005. The Partnership utilized a portion of the proceeds from the Load Loan Note discussed above to purchase an interest rate cap which will serve to limit the Partnership's obligation under the floating rate to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1,
2005. The cost of the interest rate cap of $49,200 will be deferred and amortized over its life. The Partnership continues to be obligated under the Series A Mortgage Debt obligation in excess of the fixed rate equivalent received from the Counterparty. Net proceeds received, if any, under the interest swap are Restricted Funds and are available only for Junior Debt obligations.

Member Interest

On January 1, 1995, the Partnership purchased a 4% member interest in MLPI LLC ("MLPI"), an affiliate of SCA, for $1,600.
MLPI is a limited liability company formed under and pursuant to the Maryland Limited Liability Company Act to act as the General Partner in MLPII, a Maryland Limited Partnership, and to perform the duties of General Partner under the Limited Partnership
Agreement of MLPII. MLPII intends to invest in tax-exempt bonds or operating real estate properties. The net income or loss, capital gains or losses, and distributions of MLPI shall be allocated to the Partnership in accordance with the percentage of member interest stated above. All distributions received from MLPI are classified as Restricted Funds and are available only for Junior Debt Obligations.

MALLARD II LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 1994

REPORT OF INDEPENDENT ACCOUNTANTS

March 15, 1995

To the Partners of
Mallard II Limited Partnership

In our opinion, the accompanying balance sheets and the related statements of operations, of partners' deficit and of cash flows present fairly, in all material respects, the financial position of Mallard II Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

MALLARD II LIMITED PARTNERSHIP
BALANCE SHEETS

                                                    December 31,
                                               1994               1993
                                            -----------       -----------
       Assets

Land                                       $    799,093        $  799,093
Buildings and improvements                    6,052,426         6,052,426
Furniture and equipment                         170,342           170,342
                                           ------------        ----------
                                              7,021,861         7,021,861
Less accumulated depreciation                  (419,417)         (251,072)
                                           ------------        ----------
 Net property and equipment                   6,602,444         6,770,789

Cash
 Unrestricted                                    31,795            24,164
 Escrow deposits                                 20,279            27,989
 Restricted - security deposits                  23,944            25,345
Receivables
 Rent                                             4,523                81
 Partners                                           -                 500
 Other                                              289                -
Prepaid expenses                                  6,572            10,768
                                           ------------        ----------
  Total assets                             $  6,689,846        $6,859,636
                                           ============        ==========

        Liabilities and Partners' Deficit

Liabilities
 Mortgage note (Notes 3 and 4)             $  6,450,000        $6,450,000
 Parity working capital loan (Notes 3 and 4)    290,000           290,000
 Interest payable                               790,966           582,205
 Accounts payable, accrued expenses
  and other liabilities                          22,742            39,271
 Security deposit liability                      23,944            25,345
                                            -----------        ----------
  Total liabilities                           7,577,652         7,386,821

Commitments and contingencies (Notes 1, 3 and 5)

Partners' deficit                              (887,806)         (527,185)
                                           -------------       -----------
 Total liabilities and partners' deficit   $  6,689,846        $6,859,636
                                           =============       ===========

The accompanying notes are an integral part of these financial statements.

MALLARD II LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS

                                                Year ended December 31,
                                                1994              1993
                                             ------------      -----------
Revenue
 Gross rent potential                        $   944,847       $  931,447
 Less:  vacancies and concessions               (105,121)        (115,725)
 Other rental income                              36,470           34,968
                                             ------------      -----------
   Rental income                                 876,196          850,690
 Interest income                                   1,649              771
                                             ------------      -----------
  Total revenue                                  877,845          851,461
                                             ------------      -----------
Expenses
 Interest expense                                545,536          545,532
 Marketing                                        19,943           24,796
 Administration                                   98,080           92,615
 Depreciation                                    168,345          167,381
 Real estate taxes and insurance                  86,415           87,138
 Utilities                                        80,344           76,671
 Maintenance and repairs                         158,246          152,620
 Management fees                                  30,507           23,199
 Mortgage servicing fees                          50,550           50,544
                                             ------------      -----------
  Total expenses                               1,237,966        1,220,496
                                             ------------      -----------
Net loss                                     $  (360,121)      $ (369,035)
                                             ============      ===========

The accompanying notes are an integral part of these financial statements.

MALLARD II LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' DEFICIT
DECEMBER 31, 1994 AND 1993


                                  SCA           Limited
                            Successor, Inc.     Partners       Total
                            ---------------     --------       -----
Partners' deficit at
 December 31, 1992             $(1,582)        $(156,568)   $ (158,150)

Net loss                        (3,690)         (365,345)     (369,035)
                              ----------       ----------   -----------
Partners' deficit at
 December 31, 1993              (5,272)         (521,913)     (527,185)

Distributions                       (5)             (495)         (500)

Net loss                        (3,601)         (356,520)     (360,121)
                              ----------        ---------    ----------
Partners' deficit at
 December 31, 1994             $(8,878)        $(878,928)    $(887,806)
                              ==========       ==========    ==========

The accompanying notes are an integral part of these financial statements.

MALLARD II LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

                                                Year ended December 31,
                                                 1994              1993
                                             -----------------------------
Cash flows from operating activities
 Net loss                                    $  (360,121)      $ (369,035)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
  Depreciation                                    168,345          167,381
  Changes in assets and liabilities
   Decrease in escrow deposits                      7,710           13,929
   Decrease in restricted cash
    - security deposits                             1,401              679
   (Increase) decrease in rent receivables         (4,442)             907
   Decrease in partners' receivables                  500               -
   Increase in other receivables                     (289)              -
   (Increase) decrease in prepaid expenses          4,196          (10,768)
   Increase in interest payable                   208,761          210,317
   Increase (decrease) in accounts payable,
    accrued expenses and other liabilities        (16,529)           6,999
   Decrease in security deposit liability          (1,401)            (679)
                                                 ---------        ---------
  Net cash provided by operating activities          8,131           19,730

Cash flows from investing activities
 Purchase of property and equipment                     -          (38,547)
                                                 ---------        ---------
  Cash used in investing activities                     -          (38,547)

Cash flows from financing activities
 Distribution to partners                            (500)             -
                                                 ---------        ---------
  Cash used in financing activities                  (500)             -

Net increase (decrease) in cash                     7,631          (18,817)
 Cash at beginning of period                       24,164           42,981
                                                 ---------        ---------
 Cash at end of period                          $  31,795         $ 24,164
                                                ==========        =========

The accompanying notes are an integral part of these financial statements.

MALLARD II LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Organization

Mallard II Limited Partnership ("Partnership") was formed on
January 22, 1992 for the purpose of acquiring, owning and operating residential and commercial real estate. For the year ended December 31, 1993, the Partners were SCA Successor, Inc., the 1% General Partner, and SCA Limited Partner Corporation, the
99% Limited Partner. Effective January 1, 1994, the Limited Partnership Agreement was amended, whereby SCA Limited
Partner Corporation transferred 43% and 5% interests to Mark K. Joseph, President, and Marilynn K. Duker, Vice President, of SCA Realty I, Inc., respectively. All operating profits and losses and distributions are to be allocated in accordance with the percentage of partnership interest, as set forth in the Partnership Agreement. Any gains and losses recognized upon sale, exchange or other disposition of real property in the project shall be allocated as set forth in the Partnership Agreement.

Acquisition of Property

As of July 9, 1992, the Partnership entered into a Transfer
Agreement with Mallard Cove Associates II ("Predecessor") and the Washington State Housing Finance Commission, whereby the title to the 135 apartment units comprising Phase II of the Mallard Cove Apartments, located in Everett, Washington, was transferred to the Partnership in lieu of foreclosure. Through this Transfer
Agreement, the Partnership acquired all of Predecessor's rights, title and interest in the property, and assumed all of Predecessor's obligations under the Mortgage Note, Parity Working Capital Loan and all other mortgage loan documents (collectively the "Mortgage Loan") and the Regulatory Agreement.

As a result of the change in ownership, a new basis of accounting was established. Accordingly, the aggregate acquisition cost has been allocated among the acquired assets and assumed liabilities giving appropriate recognition to the estimated fair value of the assets acquired and liabilities assumed as follows:

Assumption of debt at fair market value
(including all legal obligations - mortgage note,
parity working capital loan and interest payable)    $  7,005,461
                                                     ============
Assets and liabilities at fair market value
   Land, property and equipment                      $  6,983,314
   Other assets                                            81,033
   Other liabilities                                      (58,886)
                                                     ------------
                                                     $  7,005,461
                                                     ============

Mortgage Loan Default

At the time of its assumption by the Partnership, the Mortgage Loan was in default for failure to pay full base interest due (Note 3).
Since that time, cash flows from operation of the property have continued to be insufficient to bring the Mortgage Loan current.
SCA Tax Exempt Fund Limited Partnership ("SCA"), an affiliate of the Partnership, holds the Mortgage Loan and has not waived default thereunder. However, SCA has represented that it has no plans or intentions to exercise its rights to accelerate the maturity of the Mortgage Loan during the ensuing year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation

The Partnership's financial statements are presented in accordance with generally accepted accounting principles.

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation computed using the straight-line method. Provisions for depreciation are based on estimated useful lives of 40 years for buildings and improvements and 10 years for furniture and equipment.

Income Taxes

No provision for income taxes is provided in the financial statements of the Partnership. In accordance with Federal and state income tax regulations, the tax attributes of the Partnership accrue to the individual partners. Each partner's allocable share of the Partnership profit and loss is reported on the partner's tax return.


NOTE 3 - DEBT

The Partnership is obligated for a total of $6,450,000 under the Mortgage Note. The Mortgage Note is assigned to SCA to secure the payment of principal and interest on a tax-exempt Mortgage Revenue Bond in a like amount. The Mortgage Note, which is collateralized by a first priority lien on the real property and an assignment of rents, matures in January 2006. The Mortgage Note may be prepaid in whole but not in part, on or after December 18, 1993. Prepayment of the Mortgage Note may be required upon the occurrence of an event which would cause significant risk that the interest on the Mortgage Revenue Bond would be subject to taxation.

Base interest on the original Mortgage Note is payable at a rate of 8.094%. Commencing on April 1, 1988, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.376% (level 1 contingent interest). Any remaining cash flow is split equally with the lender until the lender reaches its 16% per annum limit (level 2 contingent interest). To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference is deferred until the property is sold or the loan is repaid. Sales or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to provide the lender a return equal to the base interest rate plus 2.376%. Thereafter such proceeds are split equally with the lender in order to provide a return of 16%.

The Partnership is also obligated for a $290,000 Parity Working
Capital Loan issued and held by SCA, which bears the same interest rate and is payable on the same terms and conditions as the Mortgage Note discussed above.

The Partnership has been unable to pay all base interest to date on the Mortgage Loan; accordingly, it is uncertain whether project cash flows will be sufficient to pay contingent interest. As a result, no contingent interest has been accrued at December 31, 1994 and 1993. Aggregate unaccrued and unpaid level 1 and level 2 contingent interest is:

                                  December 31,
                           1994                 1993
                         ------------------------------

Level 1                  $1,094,306          $  934,164
Level 2                   2,546,934           2,174,212
                         ----------          ----------
                         $3,641,240          $3,108,376
                         ==========          ==========

Because of its inability to pay all base interest to date, the Partnership is also in default of the Indenture of Trust for the Mortgage Revenue Bond held by SCA. SCA has represented to the General Partner that it does not, at this time, intend to exercise its right to accelerate the maturity of the Mortgage Revenue Bond during the ensuing year as a result of the default.

Cash outflows from operating activities for each of the years ended December 31, 1994 and 1993 include interest of $336,775 and $335,215, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Mortgage Loan, the Partnership is obligated to pay a mortgage servicing fee to SCA Associates '86, L.P., an affiliate of SCA Realty I, Inc., the managing General Partner of SCA. This fee is calculated at .75% of the aggregate outstanding legal obligation of the Mortgage Loan on January 1 of each year. Mortgage servicing fees charged to operations for each of the years ended December 31, 1994 and 1993 were $50,550 and $50,544, respectively.


NOTE 5 - REGULATORY AGREEMENT

The Partnership is subject to a Regulatory Agreement with the Washington State Housing Finance Commission. Under the
Regulatory Agreement, the property operated by the Partnership is required to lease or hold available for leasing at least 20% of its rental units to qualifying low or moderate income tenants. The terms of this agreement were established in conjunction with the Mortgage Loan to maintain the tax-exempt status of the Mortgage Revenue Bond. At December 31, 1994 and 1993, the Partnership was in compliance with the terms of this Regulatory Agreement.


NOTE 6 - SUBSEQUENT EVENTS

In connection with a financing transaction consummated by SCA on February 14, 1995, the following occurred:

Change in General Partner

As of January 1, 1995, SCA Successor, Inc., the 1% General
Partner of the Partnership, withdrew from the Partnership and was replaced by SCA Successor II, Inc. as sole General Partner. Both the former and the General Partner are affiliates of SCA Realty I, Inc.

Debt Restructuring

Effective February 14, 1995, the Partnership's obligation under the Mortgage Note of $6,450,000 (the "Old Debt") (see Note 3) was restructured into a Series A Mortgage Note of $2,700,000 and a Series B Mortgage Note of $3,750,000 (collectively, the "New
Debt"). The New Debt secures the payment of principal and interest on tax-exempt Mortgage Revenue Bonds in like amounts held by SCA Tax Exempt Trust. The New Debt, which is collateralized by a first priority lien on the real property and an assignment on rents, matures in January 2030.

The Series A Mortgage Note bears interest at 7.4% per annum which is due and payable monthly. Required monthly principal payments commence January 1, 2001 and continue through maturity.

The Series B Mortgage Note bears interest equal to the greater of (a) three percent (3%) per annum or (b) the amount of Available Cash Flow, as defined, not exceeding sixteen percent (16%) per annum. Principal on the Series B Mortgage Note is due January 2030. To the extent the Partnership has Available Cash Flow, interest on the principal amount shall be due and payable monthly in accordance with the Subordination Agreement described below.

On February 14, 1995, the unpaid accrued base interest on the Old Debt, $737,426, and the Parity Working Capital Loan and interest thereon, $323,134, were converted to an Accrued Interest Note and a Working Capital Note, respectively, in equivalent principal amounts. The Accrued Interest Note, Working Capital Note and
Load Loan Note in the amount of $169,488, incurred primarily to purchase the interest rate cap discussed below, (collectively, the "Notes") are held by MLPII Acquisition Limited Partnership ("MLPII"), an affiliate of SCA. The Notes are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the Partnership has Available Cash Flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly in accordance with the Subordination
Agreement described below.

The Notes and Series B Mortgage Note (together the "Junior Debt") are subordinate in priority and right of payment to the Series A Mortgage Note as described in the Subordination Agreement and can only be paid from Available Cash Flow (including Restricted Funds, as defined). Payments of principal and interest on the Junior Debt are prioritized as follows: (i) interest payments due on the Notes, prorata between the Notes; (ii) scheduled principal payments due on the Notes, prorata between the Notes; (iii) interest payments due on the Series B Mortgage Note; and (iv) the principal payment of the Series B Mortgage Note due January 2030.

As part of the debt restructuring, the Partnership entered into a cross-collateralization agreement with 11 other partnerships controlled by SCA Successor II, Inc. ("Other Partnerships"). This cross-collaterization agreement may result in the Partnership being obligated under the Series A mortgage note obligations of the Other Partnerships due to shortfalls in cash flows or Series A mortgage note debt service coverage ratios. Based upon information currently available, the General Partner does not anticipate that any payments will be required under the cross-collateralization agreement.

Interest Rate Swap and Cap

The Partnership entered into an interest rate swap agreement for a notional amount equal to the obligation under the Series A Mortgage Note whereby a portion of the 7.4% per annum interest rate was swapped into a floating interest rate. Under this interest rate swap, the Partnership is obligated to pay Credit Suisse Financial Products (the "Counterparty") a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. In return, the Counterparty will pay to the Partnership a fixed rate equivalent to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1, 2005. The Partnership utilized a portion of the proceeds from the Load Loan Note discussed above to purchase an interest rate cap which will serve to limit the Partnership's obligation under the floating rate to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1,
2005. The cost of the interest rate cap of $166,050 will be deferred and amortized over its life . The Partnership continues to be obligated under the Series A Mortgage Debt obligation in excess of the fixed rate equivalent received from the Counterparty. Net proceeds received, if any, under the interest swap are Restricted Funds and are available only for Junior Debt obligations.

Member Interest

On January 1, 1995, the Partnership purchased a 5.5% member interest in MLPI LLC ("MLPI"), an affiliate of SCA for $2,200.
MLPI is a limited liability company formed under and pursuant to the Maryland Limited Liability Company Act to act as the General Partner in MLPII, a Maryland Limited Partnership, and to perform the duties of General Partner under the Limited Partnership
Agreement of MLPII. MLPII intends to invest in tax-exempt bonds or operating real estate properties. The net income or loss, capital gains or losses, and distributions of MLPI shall be allocated to the Partnership in accordance with the percentage of member interest stated above. All distributions received from MLPI are classified as Restricted Funds and are available only for Junior Debt Obligations.

THE MEADOWS LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 1994

REPORT OF INDEPENDENT ACCOUNTANTS


March 15, 1995


To the Partners of
The Meadows Limited Partnership

In our opinion, the accompanying balance sheets and the related statements of operations, of partners' deficit and of cash flows present fairly, in all material respects, the financial position of The Meadows Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

THE MEADOWS LIMITED PARTNERSHIP
BALANCE SHEETS


                                                      December 31,
                                                 1994             1993
                                             ----------------------------
        Assets

Land                                         $  199,951        $  199,951
Buildings and improvements                    7,159,501         7,159,501
Furniture and equipment                          71,944            71,944
                                             ----------        ----------
                                              7,431,396         7,431,396
Less accumulated depreciation                  (527,603)         (341,422)
                                             ----------        ----------
 Net property and equipment                   6,903,793         7,089,974

Cash
 Unrestricted                                    29,153            69,724
 Escrow deposits                                 58,400            54,056
 Restricted - security deposits                  38,771            36,406
Receivables
 Rent - net of allowance                           -                  461
 Partners                                          -                  500
 Other                                           28,131             2,357
Prepaid expenses                                  6,256             5,869
                                             ----------        ----------
  Total assets                               $7,064,504        $7,259,347
                                             ==========        ==========
        Liabilities and Partners' Deficit

Liabilities
 Mortgage note (Notes 3 and 4)               $6,635,000        $6,635,000
 Parity working capital loan (Notes 3 and 4)    565,000           565,000
 Interest payable                               377,092           406,000
 Accounts payable, accrued expenses
    and other liabilities                       102,963           119,788
 Security deposit liability                      38,627            36,406
                                             ----------        ----------
  Total liabilities                           7,718,682         7,762,194

Commitments and contingencies (Notes 1, 3, 5 and 6)

Partners' deficit                              (654,178)         (502,847)
                                              ---------         ----------
 Total liabilities and partners' deficit     $7,064,504        $7,259,347
                                             ==========        ==========

The accompanying notes are an integral part of these financial statements.

THE MEADOWS LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS

                                                Year ended December 31,
                                                1994             1993
                                             ---------------------------
Revenue
 Gross rent potential                        $1,139,151       $1,080,911
 Less:  vacancies and concessions               (33,819)         (40,365)
 Other rental income                              3,307            2,692
                                             ----------       ----------
  Rental income                               1,108,639        1,043,238
 Interest income                                  2,935            2,699
 Other income                                    12,703           18,435
                                             ----------       ----------
  Total revenue                               1,124,277        1,064,372

Expenses
 Interest expense                               549,000          549,000
 Marketing                                       23,130           20,511
 Administrative                                  97,390          115,151
 Depreciation                                   186,181          186,181
 Real estate taxes and insurance                 93,244          153,149
 Utilities                                       40,361           42,953
 Maintenance and repairs                        185,757          129,663
 Management fees                                 46,045           41,705
 Mortgage servicing fees                         54,000           54,000
                                             ----------       ----------
 Total expenses                               1,275,108        1,292,313
                                             ----------       ----------
Net loss                                     $ (150,831)      $ (227,941)
                                             ==========       ==========

The accompanying notes are an integral part of these financial statements.

THE MEADOWS LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' DEFICIT
DECEMBER 31, 1994 AND 1993


                                  SCA           Limited
                            Successor, Inc.    Partners        Total
                            --------------   ------------    ----------
Partners' deficit at
  December 31, 1992           $  (2,749)     $  (272,157)    $ (274,906)

Net loss                         (2,279)        (225,662)      (227,941)
                            --------------   ------------    ----------
Partners' deficit at
  December 31, 1993              (5,028)        (497,819)      (502,847)

Distributions                        (5)            (495)          (500)

Net loss                         (1,508)        (149,323)      (150,831)
                            --------------    ------------   -----------
Partners' deficit at
  December 31, 1994           $  (6,541)      $ (647,637)    $ (654,178)
                            ==============    ============   ===========

The accompanying notes are an integral part of these financial statements.

THE MEADOWS LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

                                                Year ended December 31,
                                                 1994             1993
                                             ----------------------------
Cash flows from operating activities
 Net loss                                     $ (150,831)      $ (227,941)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
  Depreciation                                   186,181          186,181
  Changes in assets and liabilities
   (Increase) decrease in escrow deposits         (4,344)           8,689
   Increase in restricted cash -
    security deposits                             (2,365)          (1,231)
   Decrease in rent receivables                      461              830
   Increase in other receivables                 (25,774)          (2,357)
   Decrease in partners' receivables                 500               -
   (Increase) decrease in prepaid expenses          (387)          13,308
   Increase (decrease) in interest payable       (28,908)          20,750
   Increase (decrease) in accounts payable,
    accrued expenses and other liabilities       (16,825)          18,195
   Increase in security deposit liability          2,221            1,231
                                                --------         --------
  Net cash provided by (used in)
    operating activities                         (40,071)          17,655

Cash flows from investing activities                 -                -

Cash flows from financing activities
 Distribution to partners                           (500)             -
                                                --------         --------
  Cash used in financing activities                 (500)             -

Net increase (decrease) in cash                  (40,571)          17,655
 Cash at beginning of period                      69,724           52,069
                                                --------         --------
 Cash at end of period                           $29,153          $69,724
                                                ========         ========

The accompanying notes are an integral part of these financial statements.

THE MEADOWS LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Organization

The Meadows Limited Partnership ("Partnership") was formed on
January 7, 1992 for the purpose of acquiring, owning and operating residential and commercial real estate. For the year ended
December 31, 1993, the partners were SCA Successor, Inc., the
1% General Partner, and SCA Limited Partner Corporation, the
99% Limited Partner. Effective January 1, 1994, the Limited Partnership Agreement was amended, whereby SCA Limited
Partner Corporation transferred 43% and 5% to Mark K. Joseph, President, and Marilynn J. Duker, Vice President, of SCA Realty I, Inc., respectively. All operating profits and losses and distributions are to be allocated in accordance with the percentage of partnership interest, as set forth in the Partnership Agreement. Any gains and losses recognized upon sale, exchange or other disposition of real property in the project shall also be allocated as set forth in the Partnership Agreement.

Acquisition of Property

As of March 2, 1992, the Partnership consummated an Agreement of Sale with T.M. Properties Ltd. ("Predecessor"), whereby the title to The Meadows Apartments, a 200-unit apartment complex located in Memphis, Tennessee, was transferred to the Partnership in lieu of foreclosure. Through this Agreement of Sale, the Partnership acquired all of Predecessor's rights, title and interest in the property, and assumed all of Predecessor's obligations under the Mortgage Note, Parity Working Capital Loan and all other mortgage loan documents (collectively the "Mortgage Loan") and the Regulatory Agreement and the Limited Operating Deficit Guaranty (Note 5).

As a result of the change in ownership, a new basis of accounting was established. Accordingly, the aggregate acquisition cost has been allocated among the acquired assets and assumed liabilities giving appropriate recognition to the estimated fair value of the assets acquired and liabilities assumed as follows:

Assumption of debt at fair market value
 (including all legal obligations - mortgage note,
 parity working capital loan and interest payable)    $  7,426,500
                                                      ============
Assets and liabilities at fair market value
   Land, property and equipment                       $  7,431,396
   Other assets                                             85,401
   Other liabilities                                       (90,297)
                                                      ------------
                                                      $  7,426,500
                                                      ============

Mortgage Loan Default

At the time of its assumption by the Partnership, the Mortgage Loan was in default for failure to pay full base interest due (Note 3).
Since that time, cash flows from operations of the property have continued to be insufficient to bring the Mortgage Loan current.
SCA Tax Exempt Fund Limited Partnership ("SCA"), an affiliate of the Partnership, holds the Mortgage Loan and has not waived default thereunder. However, SCA has represented that it has no plans or intentions to exercise its rights to accelerate the maturity of the Mortgage Loan during the ensuing year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation

The Partnership's financial statements are presented in accordance with generally accepted accounting principles.

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation computed using the straight-line method. Provisions for depreciation are based on estimated useful lives of 40 years for buildings and improvements and 10 years for furniture and equipment.

Income Taxes

No provision for income taxes is provided in the financial statements of the Partnership. In accordance with Federal and state income tax regulations, the tax attributes of the Partnership accrue to the individual partners. Each partner's allocable share of the Partnership profit and loss is reported on the partner's tax return.


NOTE 3 - DEBT

The Partnership is obligated for a total of $6,635,000 under the Mortgage Note. The Mortgage Note is assigned to SCA to secure the payment of principal and interest on a tax-exempt Mortgage Revenue Bond in a like amount. The Mortgage Note, which is collateralized by a first priority lien on the real property and an assignment of rents, matures in January 2008. The Mortgage Note may be prepaid in whole but not in part, on or after January 1, 1995. Prepayment of the Mortgage Note may be required upon the occurrence of an event which would cause significant risk that the interest on the Mortgage Revenue Bond would be subject to taxation.

Base interest on the original Mortgage Note is payable at a rate of 7.625%. Commencing on January 1, 1988, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.5% (level 1 contingent interest). Any remaining cash flow is split equally with the lender until the lender reaches its 16% per annum limit (level 2 contingent interest). To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference is deferred until the property is sold or the loan is repaid. Sales or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to provide the lender a return equal to the base interest rate plus 2.5%. Thereafter such proceeds are split equally with the lender in order to provide a return of 16%.

The Partnership is also obligated for a $565,000 Parity Working
Capital Loan issued and held by SCA, which bears the same interest rate and is payable on the same terms and conditions as the Mortgage Note discussed above.

The Partnership has been unable to pay all base interest to date on the Mortgage Loan; accordingly, it is uncertain whether project cash flows will be sufficient to pay contingent interest. As a result, no contingent interest has been accrued at December 31, 1994 and 1993. Aggregate unaccrued and unpaid level 1 and level 2 contingent interest is:

                               December 31,
                           1994           1993
                        -------------------------

Level 1                 $1,260,000     $1,080,000
Level 2                  2,961,000      2,538,000
                        ----------     ----------
                        $4,221,000     $3,618,000
                        ==========     ==========

Because of its inability to pay all base interest to date, the Partnership is also in default of the Indenture of Trust for the Mortgage Revenue Bond held by SCA. SCA has represented to the General Partner that it does not, at this time, intend to exercise its right to accelerate the maturity of the Mortgage Revenue Bond during the ensuing year as a result of the default.

Cash outflows from operating activities for each of the years ended December 31, 1994 and 1993 include interest of $577,908 and $528,250, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

The property is managed by Shelter American Holdings, Inc.
("SAHI"), an affiliate of SCA Realty I, Inc., the managing General Partner of SCA. Management fees paid to SAHI for each of the years ended December 31, 1994 and 1993 were $46,045 and $41,705, respectively.

Under the terms of the Mortgage Loan, the Partnership is obligated to pay a mortgage servicing fee to SCA Associates '86, L.P., an affiliate of SCA Realty I, Inc. This fee is calculated at .75% of the aggregate outstanding legal of the Mortgage Loan on January 1 of each year. Mortgage servicing fees charged to operations for each of the years ended December 31, 1994 and 1993 were $54,000.


NOTE 5 - ADVANCES FROM GUARANTOR

As a condition precedent to the issuance of the Mortgage Loan to the Predecessor, Shelter Corporation of Canada ("Shelter Canada"), an affiliate of SCA Realty I, Inc., entered into a Limited Operating Deficit Guaranty ("LODG") agreement dated January 1, 1988 to guaranty the payment of the operating deficits of the Predecessor up to a maximum amount of $720,000. The LODG agreement expired
January 1, 1991.

The obligation to repay the guarantor for advances made to the Predecessor under the LODG agreement was assumed by the Partnership as a condition of the Agreement of Sale. In accordance with the LODG agreement, the outstanding balance bears interest at the lesser of the Prime Rate as established by the Bank of America or the cost of borrowing of the guarantor. Advances and interest shall be repaid from the sale or refinancing proceeds of the rental properties after the payment of contingent interest. As the repayment of this obligation is contingent and subordinate to all obligations associated with the Mortgage Loan (Note 3), advances under the guaranty and related interest are not reflected in the Partnership's financial statements.

As of December 31, 1994 and 1993, such contingently payable advances and interest under the LODG Agreement were $88,724 and $87,227, respectively.


NOTE 6 - REGULATORY AGREEMENT

The Partnership is subject to a Regulatory Agreement with The
Health, Educational and Housing Board of the City of Memphis, Tennessee. Under the Regulatory Agreement, the property operated by the Partnership is required to lease or hold available for leasing at least 20% of its rental units to qualifying low or moderate income tenants. The terms of the Regulatory Agreement were established in conjunction with the Mortgage Loan to maintain the tax-exempt status of the Mortgage Revenue Bond. At December 31, 1994 and
1993, the Partnership was in compliance with the terms of this Regulatory Agreement.


NOTE 7 - SUBSEQUENT EVENTS

In connection with a financing transaction consummated by SCA on February 14, 1995, the following occurred:

Change in General Partner

As of January 1, 1995, SCA Successor, Inc., the 1% General
Partner of the Partnership, withdrew from the Partnership and was replaced by SCA Successor II, Inc. as sole General Partner. Both the former and the current General Partner are affiliates of SCA, Realty I, Inc.

Debt Restructuring

Effective February 14, 1995, the Partnership's obligation under the Mortgage Note of $6,635,000 (the "Old Debt") (see Note 3) was restructured into a Series A Mortgage Note of $3,000,000 and a Series B Mortgage Note of $3,635,000 (collectively, the "New Debt"). The New Debt secures the payment of principal and interest in tax-exempt Mortgage Revenue Bonds in like amounts held by SCA Tax Exempt Trust. The New Debt, which is collateralized by a first priority lien on the real property and an assignment on rents, matures in January 2030.

The Series A Mortgage Note bears interest at 7.35% per annum which is due and payable monthly. Required monthly principal payments commence January 1, 2001 and continue through maturity.

The Series B Mortgage Note bears interest equal to the greater of (a) three percent (3%) per annum or (b) the amount of Available Cash Flow, as defined, not exceeding sixteen percent (16%) per annum. Principal on the Series B Mortgage Note is due January 2030. To the extent the Partnership has Available Cash Flow, interest on the principal amount shall be due and payable monthly in accordance with the Subordination Agreement described below.

On February 14, 1995, the unpaid accrued base interest on the Old Debt, $294,901, and the Parity Working Capital Loan and interest thereon, $590,122, were converted to an Accrued Interest Note and a Working Capital Note, respectively, in equivalent principal amounts. The Accrued Interest Note, Working Capital Note and
Load Loan Note in the amount of $187,875, incurred primarily to purchase the interest rate cap discussed below, (collectively, the "Notes") are held by MLPII Acquisition Limited Partnership ("MLPII"), an affiliate of SCA. The Notes are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the Partnership has Available Cash Flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly in accordance with the Subordination
Agreement described below.

The Notes and Series B Mortgage Note (together the "Junior Debt") are subordinate in priority and right of payment to the Series A Mortgage Note as described in the Subordination Agreement and can only be paid from Available Cash Flow (including Restricted Funds, as defined). Payments of principal and interest on the Junior Debt are prioritized as follows: (i) interest payments due on the Notes, prorata between the Notes; (ii) scheduled principal payments due on the Notes, prorata between the Notes; (iii) interest payments due on the Series B Mortgage Note; (iv) the principal payment of the Series B Mortgage Note due January 2030; and (v) advances and interest under the LODG Agreement (Note 5).

As part of the debt restructuring, the Partnership entered into a cross-collateralization agreement with 11 other partnerships controlled by SCA Successor II, Inc. ("Other Partnerships"). This cross-collaterization agreement may result in the Partnership being obligated under the Series A mortgage note obligations of the Other Partnerships due to shortfalls in cash flows or Series A mortgage note debt service coverage ratios. Based upon information currently available, the General Partner does not anticipate that any payments will be required under the cross-collateralization agreement.

Interest Rate Swap and Cap

The Partnership entered into an interest rate swap agreement for a notional amount equal to the obligation under the Series A Mortgage Note whereby a portion of the 7.35% per annum interest rate was swapped into a floating interest rate. Under this interest rate swap, the Partnership is obligated to pay Credit Suisse Financial Products (the "Counterparty") a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. In return, the Counterparty will pay to the Partnership a fixed rate equivalent to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1, 2005. The Partnership utilized a portion of the proceeds from the Load Loan Note discussed above to purchase an interest rate cap which will serve to limit the Partnership's obligation under the floating rate to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1,
2005. The cost of the interest rate cap of $184,500 will be deferred and amortized over its life. The Partnership continues to be obligated under the Series A Mortgage Debt obligation in excess of the fixed rate equivalent received from the Counterparty. Net proceeds received, if any, under the interest swap are Restricted Funds and are available only for Junior Debt obligations.

Member Interest

On January 1, 1995, the Partnership purchased a 5% member interest in MLPI LLC ("MLPI"), an affiliate of SCA for $2,000.
MLPI is a limited liability company formed under and pursuant to the Maryland Limited Liability Company Act to act as the General Partner in MLPII, a Maryland Limited Partnership, and to perform the duties of General Partner under the Limited Partnership
Agreement of MLPII. MLPII intends to invest in tax-exempt bonds or operating real estate properties. The net income or loss, capital gains or losses, and distributions of MLPI shall be allocated to the Partnership in accordance with the percentage of member interest stated above. All distributions received from MLPI are classified as Restricted Funds and are available only for Junior Debt Obligations.

THE MONTCLAIR LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 1994

REPORT OF INDEPENDENT ACCOUNTANTS


March 15, 1995


To the Partners of
The Montclair Limited Partnership


In our opinion, the accompanying balance sheets and the related statements of operations, of partners' deficit and of cash flows present fairly, in all material respects, the financial position of The Montclair Limited Partnership at December 31, 1994, and the results of its operations and its cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management;
our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Partnership for the year ended December
31, 1993, prior to restatement, were audited by other independent accountants whose report dated February 17, 1994 expressed an unqualified opinion on those statements.

As discussed in Note 3, the Partnership's 1993 financial statements have been restated to reflect (i) the mortgage loan assumed at its fair value at the date of assumption, and (ii) the subsequent accretion of the acquisition debt discount. We have audited the adjustments described in Note 3 that were applied to restate the 1993 financial statements. In our opinion, such adjustments are appropriate and have been properly applied to the 1993 financial statements.



PRICE WATERHOUSE LLP

THE MONTCLAIR LIMITED PARTNERSHIP
BALANCE SHEETS


                                                     December 31,
                                                1994              1993
                                             ----------------------------
        Assets

Land                                           $625,169          $625,169
Buildings and improvements                   10,028,769        10,028,769
Furniture and equipment                         113,261           113,261
                                             ----------        ----------
                                             10,767,199        10,767,199
Less accumulated depreciation                (1,583,596)       (1,304,288)
                                             ----------        ----------
 Net property and equipment                   9,183,603         9,462,911
                                             ==========        ==========
Cash
 Unrestricted                                     4,500            55,547
 Escrow deposits                                    765            13,076
 Restricted - security deposits                 122,806            94,338
Receivables
 Rent                                             6,218               -
 Partners                                           -                 500
 Other                                            4,620               -
Prepaid expenses                                  9,346            19,996
                                             ----------        ----------
  Total assets                               $9,331,858        $9,646,368
                                             ==========        ==========

        Liabilities and Partners' Deficit

Liabilities
 Mortgage note (Notes 3 and 4)              $11,950,418        $11,783,553
 Parity working capital loan (Notes 3 and 4)    399,623            398,264
 Interest payable                             2,782,081          2,771,391
 Accounts payable, accrued expenses
    and other liabilities                        68,303            53,266
 Security deposit liability                     125,143            98,171
                                             ----------        ----------
 Total liabilities                           15,325,568        15,104,645

Commitments and contingencies (Notes 1, 3 and 5)

Partners' deficit                            (5,993,710)       (5,458,277)
                                             ----------        ----------
  Total liabilities and partners' deficit    $9,331,858        $9,646,368
                                             ==========        ==========

The accompanying notes are an integral part of these financial statements.

THE MONTCLAIR LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS


                                                Year ended December 31,
                                                 1994             1993
                                              ---------------------------
Revenue
 Gross rent potential                         $2,510,055       $2,365,039
 Less:  vacancies and concessions               (111,572)        (129,522)
 Other rental income                              13,296           10,819
                                              ----------       ----------
  Rental income                                2,411,779        2,246,336
 Interest income                                   7,987            8,033
 Other income                                     19,253           16,379
                                              ----------       ----------
  Total revenue                                2,439,019        2,270,748

Expenses
 Interest expense                              1,386,093        1,386,093
 Marketing                                        60,014           54,645
 Administrative                                  223,355          230,056
 Depreciation                                    279,308          279,144
 Real estate taxes and insurance                 103,475           88,064
 Utilities                                       127,146          145,090
 Housekeeping                                     31,282           28,965
 Foodservice                                     413,264          382,924
 Maintenance and repairs                         124,613           88,112
 Management fees                                 109,414           35,057
 Mortgage servicing fees                         115,988          115,981
                                              ----------       ----------
  Total expenses                               2,973,952        2,834,131
                                              ----------       ----------
Net loss                                      $ (534,933)      $ (563,383)
                                              ==========       ==========

The accompanying notes are an integral part of these financial statements.

THE MONTCLAIR LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' DEFICIT
DECEMBER 31, 1994 AND 1993


                                              Shelter
                              SCA             Development
                          Successor, Inc.     Corporation        Total
                          ---------------     -----------      -----------
Partners' deficit at
  December 31, 1992             $(48,949)     $(4,845,945)     $(4,894,894)

Net loss                          (5,634)        (557,749)        (563,383)
                          ---------------     -----------      -----------
Partners' deficit at
  December 31, 1993              (54,583)      (5,403,694)      (5,458,277)

Distribution                          (5)            (495)            (500)

Net loss                           (5,349)       (529,584)        (534,933)
                          ---------------     -----------      -----------
Partners' deficit at
  December 31, 1994              $(59,937)    $(5,933,773)     $(5,993,710)
                          ===============     ===========      ===========

The accompanying notes are an integral part of these financial statements.

THE MONTCLAIR LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

                                                Year ended December 31,
                                                 1994             1993
                                              ---------------------------
Cash flows from operating activities
 Net loss                                     $ (534,933)      $ (563,383)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
  Depreciation                                   279,308          279,144
  Accretion of acquisition debt discount         168,224          168,224
  Changes in assets and liabilities
   Decrease in escrow deposits                    12,311            9,256
   Increase in restricted cash -
    security deposits                            (28,468)         (26,776)
   Increase in rent receivables                   (6,218)             -
   Decrease in partners' receivables                 500              -
   Increase in other receivables                  (4,620)             -
   (Increase) decrease in prepaid expenses        10,650          (3,372)
   Increase in interest payable                   10,690         106,541
   Increase (decrease) in accounts payable,
    accrued expenses and other liabilities        15,037            (333)
   Increase in security deposit liability         26,972          38,164
                                               ---------        --------
     Net cash provided by (used in)
      operating activities                      (50,547)           7,465

Cash flows from investing activities
 Purchase of property and equipment                 -             (7,151)
                                               --------         --------
  Cash used in investing activities                 -             (7,151)

Cash flows from financing activities
 Distribution to partners                          (500)             -
 Reduction of note payable, bank                    -             (6,713)
                                               --------         --------
  Cash used in financing activities                (500)          (6,713)

Net decrease in cash                            (51,047)          (6,399)
 Cash at beginning of period                     55,547           61,946
                                               --------         --------
 Cash at end of period                         $  4,500         $ 55,547
                                               ========         ========

The accompanying notes are an integral part of these financial statements.

THE MONTCLAIR LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Organization

The Montclair Limited Partnership ("Partnership") was formed February 9, 1989, for the purpose of acquiring, owning and operating residential and commercial real estate. The Partners are SCA Successor, Inc., the 1% General Partner, and Shelter Development Corporation, the 99% Limited Partner. All operating profits and losses are to be allocated in accordance with the percentage of partnership interest, as set forth in the Partnership Agreement. Any gains and losses recognized upon sale, exchange or other disposition of real property in the project shall also be allocated as set forth in the Partnership Agreement.

Acquisition of Property

As of February 28, 1989, the Partnership entered into a Transfer Agreement with Independent Living Centers of Springfield and the Independent Living Centers of North America ("Predecessors"), and the Industrial Development Authority of Springfield, Missouri, whereby the title to the Montclair, a 159-unit senior living community located in Springfield, Missouri, was transferred to the Partnership in lieu of foreclosure. Through this Transfer
Agreement, the Partnership acquired all of Predecessors' rights, title and interest in the property, and assumed all of Predecessors' obligations under the Mortgage Note, Parity Working Capital Loan and all other mortgage loan documents (collectively the "Mortgage Loan") and the Regulatory Agreement.

As a result of the change in ownership, a new basis of accounting was established. Accordingly, the aggregate acquisition cost has been allocated among the acquired assets and assumed liabilities giving appropriate recognition to the estimated fair value of the assets acquired and liabilities assumed. The acquisition was accounted for as follows:

Assumption of debt at fair market value
 (including all legal obligations - mortgage note,
 parity working capital loan and interest payable)    $  11,066,489
                                                      =============
Assets and liabilities at fair market value
   Land, property and equipment                       $  10,494,018
   Other assets                                             640,270
   Other liabilities                                        (67,799)
                                                      -------------
                                                      $  11,066,489
                                                      =============

Mortgage Loan Default

At the time of its assumption by the Partnership, the Mortgage Loan was in default for failure to pay full base interest due (Note 3).
Since that time, cash flows from operation of the property have continued to be insufficient to bring the Mortgage Loan current.
SCA Tax Exempt Fund Limited Partnership ("SCA"), an affiliate of the Partnership, holds the Mortgage Loan and has not waived default thereunder. However, SCA has represented that it has no plans or intentions to exercise its rights to accelerate the maturity of the Mortgage Loan during the ensuing year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation

The Partnership's financial statements are presented in accordance with generally accepted accounting principles.

Certain prior year amounts in the accompanying financial statements have been reclassified to conform with the current year presentation.

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation computed using the straight-line method. Provisions for depreciation are based on estimated useful lives of 40 years for buildings and improvements and 10 years for furniture and equipment.

Income Taxes

No provision for income taxes is provided in the financial statements of the Partnership. In accordance with Federal and state income tax regulations, the tax attributes of the Partnership accrue to the individual partners. Each partner's allocable share of the Partnership profit and loss is reported on the partner's tax return.


NOTE 3 - DEBT

The Partnership is obligated for a total of $15,340,000 under the Mortgage Note. The Mortgage Note is assigned to SCA to secure the payment of principal and interest on a tax-exempt Mortgage Revenue Bond in a like amount. The Mortgage Note, which is collateralized by a first priority lien on the real property and an assignment of rents, matures in December 2015. The Mortgage Note may be prepaid in whole but not in part, on or after November 1, 1993. Prepayment of the Mortgage Note may be required upon the occurrence of an event which would cause significant risk that the interest on the Mortgage Revenue Bond would be subject to taxation.

Base interest on the original Mortgage Note is payable at a rate of 7.875%. Commencing on October 28, 1988, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.375% (level 1 contingent interest). Any remaining cash flow is split equally with the lender until the lender reaches its 16% per annum limit (level 2 contingent interest). To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference is deferred until the property is sold or the loan is repaid. Sales or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to provide the lender a return equal to the base interest rate plus 2.375%. Thereafter such proceeds are split equally with the lender in order to provide a return of 16%.

The Partnership is also obligated for a $125,000 Parity Working
Capital Loan issued and held by SCA, which bears the same interest rate and is payable on the same terms and conditions as the Mortgage Note discussed above.

The Partnership has been unable to pay all base interest to date on the Mortgage Loan; accordingly, it is uncertain whether project cash flows will be sufficient to pay contingent interest. As a result, no contingent interest has been accrued at December 31, 1994 and 1993. Aggregate unaccrued and unpaid level 1 and level 2 contingent interest is:

                                   December 31,
                                 1994        1993
                             -----------------------

Level 1                      $2,268,165   $1,900,871
Level 2                       5,491,346    4,602,109
                             ----------   ----------
                             $7,759,511   $6,502,980
                             ==========   ==========

Because of its inability to pay all base interest to date, the Partnership is also in default of the Indenture of Trust for the Mortgage Revenue Bond held by SCA. SCA has represented to the General Partner that it does not, at this time, intend to exercise its right to accelerate the maturity of the Mortgage Revenue Bond during the ensuing year as a result of the default.

The fair market value of all debt assumed at the date of acquisition (Note 1) was less than the aggregate legal obligation under such debt (including accrued interest) at that time by $4,500,000. Such difference is being accreted via charges to interest expense over the life of the debt. The Partnership's 1993 financial statements have been restated to reflect (i) mortgage loan assumed at its fair value at the date of assumption, and (ii) the subsequent accretion of the acquisition debt discount. As a result, the January 1, 1993
Partners' deficit is $3,855,141 lower, or $4,894,894, and the 1993 net loss is $168,224 higher, or $563,383.

In addition, the Partnership realized operating deficits (exclusive of debt service) during 1989 and consequently required additional funding from SCA in the form of additional working capital loans. These loans totalled $302,245 and carry a rate of 8% simple interest to the extent available from excess sale or refinancing proceeds over the sum of the aggregate principal and unpaid base interest on the original debt. To date there has not been any accrual of interest on the additional working capital loans of $302,245. The $132,990 of unaccrued interest on these loans at December 31, 1994 is not included in the contingent interest amounts set forth above. The loans are due upon remarketing, redemption, or acceleration of the related outstanding bonds to the extent not previously called by SCA. The repayment of these loans and any interest thereon is subordinate to any base interest outstanding on the Mortgage Loan.

Cash outflows from operating activities for each of the years ended December 31, 1994 and 1993 include interest of $1,207,179 and $1,111,328, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

The property is managed by Shelter Properties, Inc. ("Shelter"), an affiliate of SCA Realty I, Inc., the managing General Partner of
SCA, pursuant to a management agreement. Management fees paid to Shelter for each of the years ended December 31, 1994 and 1993 were $109,414 and $35,057, respectively.

Under the terms of the Mortgage Note and the $125,000 Parity
Working Capital Loan, the Partnership is obligated to pay a mortgage servicing fee to SCA Associates '86, L.P., an affiliate of SCA Realty I, Inc. This fee is calculated at .75% of the aggregate outstanding legal obligation of the Mortgage Note on January 1 of each year. Mortgage servicing fees charged to operations for each of the years ended December 31, 1994 and 1993 were $115,988 and $115,981, respectively.


NOTE 5 - REGULATORY AGREEMENT

The Partnership is subject to a Regulatory Agreement with the Industrial Development Authority of Springfield, Missouri. Under the Regulatory Agreement, the property operated by the Partnership is required to lease or hold available for leasing at least 20% of its rental units to qualifying low or moderate income tenants. The terms of the Regulatory Agreement were established in conjunction with the Mortgage Loan to maintain the tax-exempt status of the Mortgage Revenue Bond. At December 31, 1994 and 1993, the
Partnership was in compliance with the terms of this Regulatory
Agreement.


NOTE 6 - SUBSEQUENT EVENTS

In connection with a financing transaction consummated by SCA on February 14, 1995, the following occurred:

Change in General Partner

As of January 1, 1995, SCA Successor, Inc., the 1% General
Partner of the Partnership, withdrew from the Partnership and was replaced by SCA Successor II, Inc. as sole General Partner. Both the former and the current General Partner are affiliates of SCA
Realty I, Inc.

Debt Restructuring

Effective February 14, 1995, the Partnership's obligation under the Mortgage Note of $15,340,000 (the "Old Debt") (see Note 3) was restructured into a Series A Mortgage Note of $8,500,000 and a Series B Mortgage Note of $6,840,000 (collectively, the "New
Debt"). The New Debt secures the payment of principal and interest on tax-exempt Mortgage Revenue Bonds in like amounts held by SCA Tax Exempt Trust. The New Debt, which is collateralized by a first priority lien on the real property and an assignment on rents, matures in January 2030.

The Series A Mortgage Note bears interest at 7.1% per annum which is due and payable monthly. Required monthly principal payments commence January 1, 2001 and continue through maturity.

The Series B Mortgage Note bears interest equal to the greater of (a) three percent (3%) per annum or (b) the amount of Available Cash Flow, as defined, not exceeding sixteen percent (16%) per annum. Principal on the Series B Mortgage Note is due January 2030. To the extent the Partnership has Available Cash Flow, interest on the principal amount shall be due and payable monthly in accordance with the Subordination Agreement described below.

On February 14, 1995, the unpaid base interest on the Old Debt, $2,920,761, and the Parity Working Capital Loan and interest thereon, $451,111, were converted to an Accrued Interest Note and a Working Capital Note, respectively, in equivalent principal amounts. The Accrued Interest Note, Working Capital Note and
Load Loan Note in the amount of $529,846, incurred primarily to purchase the interest rate cap discussed below, (collectively, the "Notes") are held by MLPII Acquisition Limited Partnership ("MPLII"), an affiliate of SCA. The Notes are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the Partnership has Available Cash Flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly in accordance with the Subordination
Agreement described below.

The Notes and Series B Mortgage Note (together the "Junior Debt") are subordinate in priority and right of payment to the Series A Mortgage Note as described in the Subordination Agreement and can only be paid from Available Cash Flow (including Restricted Funds, as defined). Payments of principal and interest on the Junior Debt are prioritized as follows: (i) interest payments due on the Notes, prorata between the Notes; (ii) scheduled principal payments due on the Notes, prorata between the Notes; (iii) interest payments due on the Series B Mortgage Note; and (iv) the principal payment of the Series B Mortgage Note due January 2030.

As part of the debt restructuring, the Partnership entered into a cross-collateralization agreement with 11 other partnerships controlled by SCA Successor II, Inc. ("Other Partnerships"). This cross-collaterization agreement may result in the Partnership being obligated under the Series A mortgage note obligations of the Other Partnerships due to shortfalls in cash flows or Series A mortgage note debt service coverage ratios. Based upon information currently available, the General Partner does not anticipate that any payments will be required under the cross-collateralization agreement.

Interest Rate Swap and Cap

The Partnership entered into an interest rate swap agreement for a notional amount equal to the obligation under the Series A Mortgage Note whereby a portion of the 7.1% per annum interest rate was swapped into a floating interest rate. Under this interest rate swap, the Partnership is obligated to pay Credit Suisse Financial Products (the "Counterparty") a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. In return, the Counterparty will pay to the Partnership a fixed rate equivalent to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1, 2005. The Partnership utilized a portion of the proceeds from the Load Loan Note discussed above to purchase an interest rate cap which will serve to limit the Partnership's obligation under the floating rate to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1,
2005. The cost of the interest rate cap of $522,750 will be deferred and amortized over its life. The Partnership continues to be obligated under the Series A Mortgage Debt obligation in excess of the fixed rate equivalent received from the Counterparty. Net proceeds received, if any, under the interest swap are Restricted Funds and are available only for Junior Debt obligations.

Member Interest

On January 1, 1995, the Partnership purchased a 8% member interest in MLPI LLC ("MLPI"), an affiliate of SCA for $3,200.
MLPI is a limited liability company formed under and pursuant to the Maryland Limited Liability Company Act to act as the General Partner in MLPII, a Maryland Limited Partnership, and to perform the duties of General Partner under the Limited Partnership
Agreement of MLPII. MLPII intends to invest in tax-exempt bonds or operating real estate properties. The net income or loss, capital gains or losses, and distributions of MLPI shall be allocated to the Partnership in accordance with the percentage of member interest stated above. All distributions received from MLPI are classified as Restricted Funds and are available only for Junior Debt Obligations.

                        ST. LOUIS PARK HOUSING PARTNERS,
                             A LIMITED PARTNERSHIP

                                FINANCIAL REPORT

                               DECEMBER 31, 1994

INDEPENDENT AUDITOR'S REPORT


To the Partners
St. Louis Park Housing Partners,
  A Limited Partnership
Baltimore, Maryland


We have audited the accompanying balance sheets of St. Louis Park Housing Partners, a Limited Partnership, as of December 31, 1994 and 1993, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Louis Park Housing Partners, a Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



C.W. Amos
Bethesda, Maryland
February 13, 1995

ST. LOUIS PARK HOUSING PARTNERS,
A LIMITED PARTNERSHIP
BALANCE SHEETS
December 31, 1994 and 1993
                                                     1994          1993
ASSETS
Investment in Real Estate, at cost (Note 3)
    Buildings - net of accumulated
     depreciation of $1,492,019 in 1994 and
     $1,286,900 in 1993                        $   6,712,739  $  6,917,858
    Furniture, fixtures and equipment - net
     of accumulated depreciation of $557,177
     in 1994 and $481,410 in 1993                    200,491       268,496
    Land                                             822,780       822,780
Other Assets
    Cash                                              60,183         1,272
    Restricted cash (Note 2)                         139,131       153,195
    Prepaid expenses                                   5,920         6,744
    Other assets net of accumulated amortization
     amortization of $293,157  in 1994 and
     $258,681 in 1993 (Note 2)                       149,651       184,127
    Other                                              1,429         5,563
                                               -------------  ------------
          TOTAL ASSETS                         $   8,092,324  $  8,360,035
                                               =============  ============
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
    Mortgage revenue bond payable (Note 3)     $  10,800,000  $ 10,800,000
    Special assessments payable                       30,466        34,818
    Debt service payable (Notes 3 and 4)           1,615,375     1,294,496
    Accounts payable and accrued expenses            345,290       294,504
    Security deposit liability                        69,271        63,916
                                               -------------  ------------
          TOTAL LIABILITIES                    $  12,860,402  $ 12,487,734

Commitment and contingency (Note 3)

Partners' deficit
    Partners' capital                          $     845,406  $    845,406
    Accumulated deficit                          ( 5,613,484)  ( 4,973,105)
                                               -------------  ------------
    Total Partners' Deficit                    $( 4,768,078) $( 4,127,699)

          TOTAL LIABILITIES AND
            PARTNERS' DEFICIT                  $   8,092,324  $  8,360,035
                                               =============  ============



   The accompanying notes are an integral part of these financial statements.

ST. LOUIS PARK HOUSING PARTNERS,
A LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
Years Ended December 31, 1994 and 1993


                                                    1994           1993
REVENUE

    Gross rent potential (Note 3)              $  1,459,381  $  1,421,700

    Less: Vacancies                             (    39,885)  (    47,626)

    Less: Rent concessions                      (     5,426)  (    20,725)

    Add: Other rental income                         39,900        28,838
                                               ------------  ------------
    Net rental income                           $ 1,453,970   $ 1,382,187

    Interest                                          2,664         2,115
                                                -----------  ------------
        TOTAL REVENUE                           $ 1,456,634   $ 1,384,302

EXPENSES

    Debt service (Note 3)                       $   877,500   $   877,500

    Marketing                                        82,594        84,595

    Administrative (Note 4)                          82,257        87,452

    Depreciation and amortization                   315,362       314,586

    Taxes and insurance                             294,865       261,353

    Utilities                                        79,830        78,335

    Maintenance                                     269,413       222,683

    Advertising                                      14,192        13,895

    Mortgage servicing fees (Note 4)                 81,000        81,000
                                               ------------  ------------
        TOTAL EXPENSES                         $  2,097,013  $  2,021,399
                                               ------------  ------------
    NET LOSS                                   $(   640,379) $(   637,097)
                                               ============  ============

   The accompanying notes are an integral part of these financial statements.

ST. LOUIS PARK HOUSING PARTNERS,
A LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' DEFICIT
Years Ended December 31, 1994 and 1993


                                  General          Limited
                                  Partners         Partners      Total

Partners' Deficit,
    December 31, 1992          $(    34,986)   $(3,463,587)  $(3,498,573)

Contribution to Capital                 -            7,971         7,971

Net Loss                        (     6,371)    (  630,726)   (  637,097)
                               -------------   ------------  -----------
Partners' Deficit,
    December 31, 1993          $(    41,357)   $(4,086,342)  $(4,127,699)

Net Loss                        (     6,404)    (  633,975)   (  640,379)
                               ------------    -----------   -----------
Partners' Deficit,
    December 31, 1994          $(    47,761)   $(4,720,317)  $(4,768,078)
                               ============    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

ST. LOUIS PARK HOUSING PARTNERS,
A LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1994 and 1993

CASH FLOWS FROM OPERATING ACTIVITIES                 1994           1993

    Net loss                                      $(640,379)     $(637,097)

    Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation                                 280,886        280,110
       Amortization                                  34,476         34,476
       Changes in assets and liabilitiies:
        Decrease in prepaid expenses                    824            355
        Decrease (increase) in other assets           4,134       (  3,014)
        Increase in debt service payable            320,879        364,271
        Increase (decrease) in accounts payable
          and accrued expenses                       50,786       ( 19,000)
                                                  ---------      ---------
        NET CASH PROVIDED BY
          OPERATING ACTIVITIES                    $  51,606      $  20,101

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment                        $(  7,762)     $    -
    Decrease (increase) in restricted cash           14,064       ( 30,077)
                                                  ----------     ---------
        NET CASH PROVIDED BY
          INVESTING ACTIVITIES                    $   6,302      $( 30,077)

CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in partner contribution receivable   $     -        $   7,971
    Increase in security deposits                     5,355          5,074
    Decrease in special assessments payable        (  4,352)      (  4,353)
                                                  ---------      ---------
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES                    $   1,003      $   8,692

NET INCREASE (DECREASE) IN CASH                   $  58,911      $(  1,284)

CASH, BEGINNING OF YEAR                               1,272          2,556
                                                  ---------      ---------
CASH, END OF YEAR                                 $  60,183      $   1,272
                                                  =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                 $ 556,621      $ 513,229
                                                  =========      =========

   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1.      Organization

           St. Louis Park Housing Partners, a Limited
           Partnership, was formed under the Laws of the State of Minnesota on August 29, 1986 to construct and operate an apartment complex of 167 units in St. Louis Park, Minnesota.


Note 2.      Summary of Significant Accounting Policies

           A summary of the Partnership's significant accounting policies not disclosed elsewhere in the financial statements are as follows:

           Partners Capital:

             Allocation of Partnership income and loss is done in accordance with the ownership percentages specified in the Partnership Agreement.

           Cash and Restricted Cash:

             The cash balance represents cash resources which are available to fund current operations.

             Restricted cash consists of the following:

                                                  1994           1993

                Real estate tax and insurance
                 escrow                        $ 59,875        $ 74,886
                Security deposits                68,432          61,510
                Replacement reserve              10,824          16,799
                                               --------       ---------
                                               $139,131        $153,195
                                               ========        ========

             Replacement reserve represents amounts
             available to fund future replacements and repairs as defined in the loan agreement.

           Credit Risk:

             The Partnership has deposits in a financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation.

           Depreciation:

             Depreciation on buildings, furniture, fixtures, and equipment is provided for by the use of the straight-line method over the estimated useful lives of the assets.

           Other Assets:

             Other assets consist primarily of loan origination fees of $403,107 which are being amortized on a straight-line basis over the term of the underlying loan.

           Income Taxes:

             No benefit for income taxes has been included in these financial statements since the tax loss passes through to, and is reported by, the partners.


Note 3.      Debt

           The project was originally financed with the proceeds from the issuance and sale of tax-exempt mortgage revenue bonds by the City of St. Louis
           Park for a total of $10,124,832 and a $675,168 working capital loan from SCA Tax Exempt Fund
           Limited Partnership ("SCA"), an affiliate of the Partnership. The provisions of this working capital loan are identical to those of the mortgage revenue bond. Both loans are collateralized by a first mortgage on the real property and an assignment of rents. Principal payments on the loans are due in August 2008. The loans may be prepaid in whole, but not in part, on or after the seventh anniversary of the initial purchase of the bonds. Interest on the original loans is unconditionally payable at a base rate of 8.125%.

           Commencing in August, 1987, the second
           anniversary date of the mortgage revenue bonds, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.375%. Any remaining cash flow is split equally with the lender until the lender reaches its 16% per annum limit. To the extent the aggregate of all interest payments, including contingent interest, for any year does not equal
           16%, the interest is deferred until the mortgaged property is sold or the mortgage loan is repaid.
           Sale or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to pay the base rate of interest on the original mortgage revenue bond and working capital loan plus 2.375% per annum. Fifty (50) percent of any excess sale or redemption proceeds after payment of the base rate plus 2.375% are payable to the lender to satisfy any previously unpaid amounts from the 16% per annum interest rate previously deferred.

           The Partnership has been unable to pay all base interest to date, accordingly, it is uncertain, based upon historical results, whether project cash flows would be sufficient to pay contingent interest. As a result, no contingent interest has been accrued. Aggregate unpaid potential contingent interest at December 31, 1994 and 1993 is $6,307,875 and
           $5,457,375, respectively.

Note 4.      Related Party Transactions

           SCA is due a total of $1,615,375  and $1,294,496
           relating to debt service at December 31, 1994 and 1993, respectively.

           The Partnership paid management fees of $56,964 and $54,663 to an affiliate in 1994 and 1993, respectively. These amounts are included in administrative expenses in the accompanying statement of operations.

           As required by the Indenture of Trust, the Partnership paid mortgage servicing fees of $81,000 to an affiliate in both 1994 and 1993.

NEWPORT VILLAGE LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 1994

REPORT OF INDEPENDENT ACCOUNTANTS


March 15, 1995


To the Partners of
Newport Village Limited Partnership

In our opinion, the accompanying balance sheets and the related statements of operations, of partners' deficit and of cash flows present fairly, in all material respects, the financial position of Newport Village Limited Partnership at December 31, 1994, and the results of its operations and its cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Partnership for the year ended December 31, 1993 were audited by other independent accountants whose report dated February 16, 1994 expressed an unqualified opinion on those statements.


PRICE WATERHOUSE LLP

NEWPORT VILLAGE LIMITED PARTNERSHIP
BALANCE SHEETS


                                                   December 31,
                                                1994          1993
                                             -------------------------
        Assets

Land                                         $1,215,199     $1,215,199
Buildings and improvements                    9,554,884      9,554,884
Furniture and equipment                         177,225        177,225
                                             ----------     ----------
                                             10,947,308     10,947,308
Less accumulated depreciation                (1,370,175)    (1,115,116)
                                             ----------     ----------
  Net property and equipment                  9,577,133      9,832,192

Cash
  Unrestricted                                   67,383         51,441
  Escrow deposits                                82,830        111,515
  Restricted - security deposits                 62,396         50,304
Receivables
  Rent                                            3,395          1,402
  Partners                                          -              500
Prepaid expenses                                 10,200          9,611
                                             ----------    -----------
    Total assets                             $9,803,337    $10,056,965
                                             ==========    ===========

        Liabilities and Partners' Deficit

Liabilities
  Mortgage note (Notes 3 and 4)             $10,425,000    $10,425,000
  Parity working capital loan (Notes 3 and 4)   455,000        455,000
  Interest payable                            1,993,211      1,786,243
  Accounts payable, accrued expenses
      and other liabilities                     131,320        149,846
  Security deposit liability                     62,540         57,195
                                            -----------    -----------
  Total liabilities                          13,067,071     12,873,284

Commitments and contingencies (Notes 1, 3 and 5)

Partners' deficit                            (3,263,734)    (2,816,319)
                                             ----------     ----------
    Total liabilities and partners' deficit  $9,803,337    $10,056,965
                                             ==========    ===========

The accompanying notes are an integral part of these financial statements.

NEWPORT VILLAGE LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS


                                                Year ended December 31,
                                                 1994             1993
                                              ---------------------------
Revenue
 Gross rent potential                         $1,511,578       $1,362,785
 Less:  vacancies and concessions               (103,410)         (33,893)
 Other rental income                              46,644           26,345
                                              ----------       ----------
  Rental income                                1,454,812        1,355,237
 Interest income                                   4,697            2,758
                                              ----------       ----------
  Total revenue                                1.459,509        1,357,995

Expenses
 Interest expense                                856,800          856,800
 Marketing                                        15,392           13,232
 Administrative                                  121,523          115,715
 Depreciation                                    255,059          255,059
 Real estate taxes and insurance                  90,755          152,093
 Utilities                                        88,917           80,612
 Maintenance and repairs                         338,404          276,546
 Management fees                                  57,974           53,876
 Mortgage servicing fees                          81,600           81,600
                                              ----------       ----------
  Total expenses                               1,906,424        1,885,533
                                              ----------       ----------
Net loss                                      $ (446,915)      $ (527,538)
                                              ==========       ==========

The accompanying notes are an integral part of these financial statements.

NEWPORT VILLAGE LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' DEFICIT
DECEMBER 31, 1994 AND 1993


                                                Shelter
                                  SCA           Development
                            Successor, Inc.     Corporation      Total
                            ---------------    --------------  -----------
Partners' deficit at
  December 31, 1992             $  (22,888)      $(2,265,893)  $(2,288,781)

Net loss                            (5,275)         (522,263)     (527,538)
                                ----------       -----------   -----------
Partners' deficit at
  December 31, 1993                (28,163)       (2,788,156)   (2,816,319)

Distributions                           (5)             (495)         (500)

Net loss                            (4,469)         (442,446)     (446,915)
                                ----------       -----------   -----------
Partners' deficit at
  December 31, 1994             $  (32,637)      $(3,231,097)  $(3,263,734)

The accompanying notes are an integral part of these financial statements.

NEWPORT VILLAGE LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS


                                                 Year ended December 31,
                                                  1994             1993
                                              ---------------------------
Cash flows from operating activities
 Net loss                                     $ (446,915)      $ (527,538)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
  Depreciation                                   255,059          255,059
  Changes in assets and liabilities
   (Increase) decrease in escrow deposits         28,685          (17,586)
   Increase in restricted cash -
     security deposits                           (12,092)            (678)
   Increase in rent receivables                   (1,993)             -
   Decrease in partners' receivables                 500              -
   Increase in prepaid expenses                     (589)          (8,997)
   Increase in interest payable                  206,968          280,287
   Increase (decrease) in accounts payable,
    accrued expenses and other liabilities       (18,526)          22,051
   Increase in security deposit liability          5,345            6,995
                                              ----------        ---------
     Net cash provided by operating activities    16,442            9,593

Cash flows from financing activities
 Distribution to partners                           (500)             -
                                              ----------        ---------
  Cash used in financing activities                 (500)             -

Net increase in cash                              15,942            9,593
 Cash at beginning of period                      51,441           41,848
                                              ----------        ---------
 Cash at end of period                       $    67,383       $   51,441
                                             ===========       ==========

The accompanying notes are an integral part of these financial statements.

NEWPORT VILLAGE LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Organization

Newport Village Limited Partnership ("Partnership") was formed August 31, 1989, for the purpose of acquiring, owning and operating residential and commercial real estate. The Partners are SCA Successor, Inc., the 1% General Partner, and Shelter Development Corporation, the 99% Limited Partner. All operating profits and losses are to be allocated in accordance with the percentage of partnership interest, as set forth in the Partnership Agreement. Any gains and losses recognized upon sale, exchange or other disposition of real property in the project shall also be allocated as set forth in the Partnership Agreement.

Acquisition of Property

As of August 31, 1989, the Partnership entered into a Transfer Agreement with Catalina Venture III, Ltd. ("Predecessors"), and the City of Thornton, Colorado, whereby the title to the Catalina Cottages and Apartments, a 220 apartment complex located in Thornton, Colorado, was transferred to the Partnership in lieu of foreclosure. Through this Transfer Agreement, the Partnership acquired all of Predecessors' rights, title and interest in the property, and assumed all of Predecessors' obligations under the Mortgage Note, Parity Working Capital Loan and all other mortgage loan documents (collectively the "Mortgage Loan") and the Regulatory Agreement.

As a result of the change in ownership, a new basis of accounting was established. Accordingly, the aggregate acquisition cost has been allocated among the acquired assets and assumed liabilities giving appropriate recognition to the estimated fair value of the assets acquired and liabilities assumed as follows:

Assumption of debt at fair market value
 (including all legal obligations - mortgage note,
 parity working capital loan and interest payable)    $  10,951,400
                                                      =============
Assets and liabilities at fair market value
   Land, property and equipment                       $  10,913,975
   Other assets                                             128,521
   Other liabilities                                        (91,096)
                                                      -------------
                                                      $  10,951,400
                                                      =============

Mortgage Loan Default

At the time of its assumption by the Partnership, the Mortgage Loan was in default for failure to pay full base interest due (Note 3).
Since that time, cash flows from operation of the property have continued to be insufficient to bring the Mortgage Loan current.
SCA Tax Exempt Fund Limited Partnership ("SCA"), an affiliate of the Partnership, holds the Mortgage Loan and has not waived default thereunder. However, SCA has represented that it has no plans or intentions to exercise its rights to accelerate the maturity of the Mortgage Loan during the ensuing year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation

The Partnership's financial statements are presented in accordance with generally accepted accounting principles.

Certain prior year amounts in the accompanying financial statements have been reclassified to conform with the current year presentation.

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation computed using the straight-line method. Provisions for depreciation are based on estimated useful lives of 40 years for buildings and improvements and 10 years for furniture and equipment.

Income Taxes

No provision for income taxes is provided in the financial statements of the Partnership. In accordance with Federal and state income tax regulations, the tax attributes of the Partnership accrue to the individual partners. Each partner's allocable share of the Partnership profit and loss is reported on the partner's tax return.


NOTE 3 - DEBT

The Partnership is obligated for a total of $10,425,0000 under the Mortgage Note. The Mortgage Note is assigned to SCA to secure the payment of principal and interest on a tax-exempt Mortgage Revenue Bond in a like amount. The Mortgage Note, which is collateralized by a first priority lien on the real property and an assignment of rents, matures in December 2010. The Mortgage Note may be prepaid in whole but not in part, on or after December 10, 1993. Prepayment of the Mortgage Note may be required upon the occurrence of an event which would cause significant risk that the interest on the Mortgage Revenue Bond would be subject to taxation.

Base interest on the original Mortgage Note is payable at a rate of 7.875%. Commencing on December 10, 1988, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.375% (level 1 contingent interest). Any remaining cash flow is split equally with the lender until the lender reaches its 16% per annum limit (level 2 contingent interest). To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference is deferred until the property is sold or the loan is repaid. Sales or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to provide the lender a return equal to the base interest rate plus 2.375%. Thereafter such proceeds are split equally with the lender in order to provide a return of 16%.

The Partnership is also obligated for a $455,000 Parity Working
Capital Loan issued and held by SCA, which bears the same interest rate and is payable on the same terms and conditions as the Mortgage Note discussed above.

The Partnership has been unable to pay all base interest to date on the Mortgage Loan; accordingly, it is uncertain whether project cash flows will be sufficient to pay contingent interest. As a result, no contingent interest has been accrued at December 31, 1994 and 1993. Aggregate unaccrued and unpaid level 1 and level 2 contingent interest is:

                     December 31,
                  1994         1993
              ------------------------

Level 1       $1,565,267    $1,306,867
Level 2        3,789,593     3,163,993
              ----------    ----------
              $5,354,860    $4,470,860
              ==========    ==========

Because of its inability to pay all base interest to date, the Partnership is also in default of the Indenture of Trust for the Mortgage Revenue Bond held by SCA. SCA has represented to the General Partner that it does not, at this time, intend to exercise its right to accelerate the maturity of the Mortgage Revenue Bond during the ensuing year as a result of the default.

Cash outflows from operating activities for each of the years ended December 31, 1994 and 1993 include interest of $649,832 and $576,513, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

The property is managed by Shelter Corporation ("Shelter"), an affiliate of SCA Realty I, Inc. the managing General Partner of SCA, pursuant to a management agreement. Management fees paid to Shelter for each of the years ended December 31, 1994 and 1993 were $57,974 and $53,876, respectively.

Under the terms of the Mortgage Loan, the Partnership is obligated to pay a mortgage servicing fee to SCA Associates '86, L.P., an affiliate of SCA Realty I, Inc. This fee is calculated at .75% of the aggregate outstanding legal obligation of the Mortgage Loan on January 1 of each year. Mortgage servicing fees charged to operations for each of the years ended December 31, 1994 and 1993 were $81,600.


NOTE 5 - REGULATORY AGREEMENT

The Partnership is subject to a Regulatory Agreement with the City of Thornton, Colorado. Under the Regulatory Agreement, the property operated by the Partnership is required to lease or hold available for leasing at least 20% of its rental units to qualifying low or moderate income tenants. The terms of the Regulatory
Agreement were established in conjunction with the Mortgage Loan to maintain the tax-exempt status of the Mortgage Revenue Bond. At December 31, 1994 and 1993, the Partnership was in compliance with the terms of this Regulatory Agreement.


NOTE 6 - SUBSEQUENT EVENTS

In connection with a financing transaction consummated by SCA on February 14, 1995, the following occurred:

Change in General Partner

As of January 1, 1995, SCA Successor, Inc., the 1% General
Partner of the Partnership, withdrew from the Partnership and was replaced by SCA Successor II, Inc. as sole General Partner. Both the former and the current General Partner are affiliates of SCA
Realty I, Inc.

Debt Restructuring

Effective February 14, 1995, the Partnership's obligation under the Mortgage Note of $10,425,000 (the "Old Debt") (see Note 3) was restructured into a Series A Mortgage Note of $6,250,000 and a Series B Mortgage Note of $4,175,000 (collectively, the "New
Debt"). The New Debt secures the payment of principal and interest on tax-exempt Mortgage Revenue Bonds in like amounts held by SCA Tax Exempt Trust. The New Debt, which is collateralized by a first priority lien on the real property and an assignment on rents, matures in January 2030.

The Series A Mortgage Note bears interest at 7.1% per annum which is due and payable monthly. Required monthly principal payments commence January 1, 2001 and continue through maturity.

The Series B Mortgage Note bears interest equal to the greater of (a) three percent (3%) per annum or (b) the amount of Available Cash Flow, as defined, not exceeding sixteen percent (16%) per annum. Principal on the Series B Mortgage Note is due January 2030. To the extent the Partnership has Available Cash Flow, interest on the principal amount shall be due and payable monthly in accordance with the Subordination Agreement described below.

On February 14, 1995, the unpaid accrued base interest on the Old Debt, $1,842,506, and the Parity Working Capital Loan and interest thereon, $535,377, were converted to an Accrued Interest Note and a Working Capital Note, respectively, in equivalent principal amounts. The Accrued Interest Note, Working Capital
Note and Load Loan Note in the amount of $390,040, incurred primarily to purchase the interest rate cap discussed below, (collectively, the "Notes") are held by MLPII Acquisition Limited Partnership ("MLPII"), an affiliate of SCA. The Notes are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended
Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the Partnership has Available Cash Flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly in accordance with the Subordination Agreement described below.

The Notes and Series B Mortgage Note (together the "Junior Debt") are subordinate in priority and right of payment to the Series A Mortgage Note as described in the Subordination Agreement and can only be paid from Available Cash Flow (including Restricted Funds, as defined). Payments of principal and interest on the Junior Debt are prioritized as follows: (i) interest payments due on the Notes, prorata between the Notes; (ii) scheduled principal payments due on the Notes, prorata between the Notes; (iii) interest payments due on the Series B Mortgage Note; and (iv) the principal payment of the Series B Mortgage Note due January 2030.

As part of the debt restructuring, the Partnership entered into a cross-collateralization agreement with 11 other partnerships controlled by SCA Successor II, Inc. ("Other Partnerships"). This cross-collaterization agreement may result in the Partnership being obligated under the Series A mortgage note obligations of the Other Partnerships due to shortfalls in cash flows or Series A mortgage note debt service coverage ratios. Based upon information currently available, the General Partner does not anticipate that any payments will be required under the cross-collateralization agreement.

Interest Rate Swap and Cap

The Partnership entered into an interest rate swap agreement for a notional amount equal to the obligation under the Series A Mortgage Note whereby a portion of the 7.1% per annum interest rate was swapped into a floating interest rate. Under this interest rate swap, the Partnership is obligated to pay Credit Suisse Financial Products (the "Counterparty") a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. In return, the Counterparty will pay to the Partnership a fixed rate equivalent to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1, 2005. The Partnership utilized a portion of the proceeds from the Load Loan Note discussed above to purchase an interest rate cap which will serve to limit the Partnership's obligation under the floating rate to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1,
2005. The cost of the interest rate cap of $384,375 will be deferred and amortized over its life. The Partnership continues to be obligated under the Series A Mortgage Debt obligation in excess of the fixed rate equivalent received, if any, from the Counterparty. Net proceeds, if any, received under the interest swap are Restricted Funds and are available only for Junior Debt obligations.

Member Interest

On January 1, 1995, the Partnership purchased a 7.0% member interest in MLPI LLC ("MLPI"), an affiliate of SCA, for $2,800.
MLPI is a limited liability company formed under and pursuant to the Maryland Limited Liability Company Act to act as the General Partner in MLPII, a Maryland Limited Partnership, and to perform the duties of General Partner under the Limited Partnership
Agreement of MLPII. MLPII intends to invest in tax-exempt bonds or operating real estate properties. The net income or loss, capital gains or losses, and distributions of MLPI shall be allocated to the Partnership in accordance with the percentage of member interest stated above. All distributions received from MLPI are classified as Restricted Funds and are available only for Junior Debt Obligations.

NICOLLET RIDGE LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 1994

REPORT OF INDEPENDENT ACCOUNTANTS


March 15, 1995


To the Partners of
Nicollet Ridge Limited Partnership

In our opinion, the accompanying balance sheets and the related statements of operations, of partners' deficit and of cash flows present fairly, in all material respects, the financial position of Nicollet Ridge Limited Partnership at December 31, 1994, and the results of its operations and its cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management;
our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Partnership for the year ended December
31, 1993 were audited by other independent accountants whose report dated February 16, 1994 expressed an unqualified opinion on those statements.




PRICE WATERHOUSE LLP

NICOLLET RIDGE LIMITED PARTNERSHIP
BALANCE SHEETS

                                                    December 31,
                                                1994             1993
                                            -----------------------------
        Assets

Land                                         $1,914,869        $1,914,869
Buildings and improvements                   17,997,126        17,997,126
Furniture and equipment                          66,157            66,157
                                             ----------        ----------
                                             19,978,152        19,978,152
Less accumulated depreciation                (1,851,776)       (1,395,232)
                                             ----------        ----------
 Net property and equipment                  18,126,376        18,582,920

Cash
 Unrestricted                                    91,047            11,271
 Escrow deposits                                206,932           125,478
 Restricted - security deposits                  84,600            65,266
Receivables
 Rent                                             3,420               -
 Partner                                            -                 500
 Other                                            2,344             3,148
Prepaid expenses                                 12,631            14,799
                                             ----------        ----------
  Total assets                              $18,527,350       $18,803,382
                                            ===========       ===========

        Liabilities and Partners' Deficit

Liabilities
 Mortgage note (Notes 3 and 4)              $20,340,000       $20,340,000
 Lien claims payable                             31,979            31,979
 Interest payable                             3,762,408         2,981,088
 Accounts payable, accrued expenses
    and other liabilities                       582,763           549,668
 Security deposit liability                      85,212            64,987
                                            -----------       -----------
 Total liabilities                           24,802,362        23,967,722

Commitments and contingencies (Notes 1, 3 and 5)

Partners' deficit                            (6,275,012)       (5,164,340)
                                            -----------       -----------
  Total liabilities and partners' deficit   $18,527,350       $18,803,382
                                            ===========       ===========

The accompanying notes are an integral part of these financial statements.

NICOLLET RIDGE LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS


                                               Year ended December 31,
                                                1994              1993
                                             ----------------------------
Revenue
 Gross rent potential                        $2,655,590        $2,631,109
 Less:  vacancies and concessions              (199,712)         (163,618)
 Other rental income                            148,207           136,896
                                             ----------        ----------
  Rental income                               2,604,085         2,604,387
 Interest income                                  6,917             4,086
                                             ----------        ----------
  Total revenue                               2,611,002         2,608,473

Expenses
 Interest expense                             1,601,775         1,601,775
 Marketing                                       17,776            11,871
 Administrative                                 255,823           194,412
 Depreciation                                   456,544           456,544
 Real estate taxes and insurance                472,105           496,746
 Utilities                                      215,492           200,013
 Maintenance and repairs                        444,607           413,293
 Management fees                                104,498           104,093
 Mortgage servicing fees                        152,554           152,550
                                             ----------        ----------
  Total expenses                              3,721,174         3,631,297
                                             ----------        ----------
Net loss                                    $(1,110,172)      $(1,022,824)
                                             ==========        ==========

The accompanying notes are an integral part of these financial statements.

NICOLLET RIDGE LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' DEFICIT
DECEMBER 31, 1994 AND 1993


                                  SCA             Limited
                            Successor, Inc.       Partners       Total
                            ---------------      ----------    ----------
Partners' deficit at
  December 31, 1992             $   (41,416)    $(4,100,100)  $(4,141,516)

Net loss                            (10,228)     (1,012,596)   (1,022,824)
                                -----------     ------------  -----------
Partners' deficit at
  December 31, 1993                 (51,644)     (5,112,696)   (5,164,340)

Distribution                             (5)           (495)         (500)

Net loss                            (11,102)     (1,099,070)   (1,110,172)
                                 ----------     -----------   ------------
Partners' deficit at
  December 31, 1994             $   (62,751)    $(6,212,261)  $(6,275,012)
                                ===========     ===========   ===========

The accompanying notes are an integral part of these financial statements.

NICOLLET RIDGE LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS


                                               Year ended December 31,
                                               1994               1993
                                            -------------------------------
Cash flows from operating activities
 Net loss                                   $(1,110,172)       $(1,022,824)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
  Depreciation                                  456,544            456,544
  Changes in assets and liabilities
   Increase in escrow deposits                  (81,454)           (39,509)
   (Increase) decrease in restricted cash
     - security deposits                        (19,334)            17,306
   Increase in rent receivables                  (3,420)               -
   Decrease in partners' receivables                500                -
   (Increase) decrease in other receivables         804             (3,148)
   Decrease in prepaid expenses                   2,168              1,094
   Increase in interest payable                 781,320            669,681
   Increase (decrease) in accounts payable,
    accrued expenses and other liabilities       33,095            (58,484)
   Increase (decrease) in security
    deposit liability                            20,225            (17,565)
                                              ---------          ---------
     Net cash provided by operating activities   80,276              3,095

Cash flows from financing activities
 Distribution to partners                          (500)               -
                                              ---------          ---------
  Cash used in financing activities                (500)               -

Net increase in cash                             79,776              3,095
 Cash at beginning of period                     11,271              8,176
                                              ---------          ---------
 Cash at end of period                         $ 91,047           $ 11,271
                                              =========          =========

The accompanying notes are an integral part of these financial statements.

NICOLLET RIDGE LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Organization

Nicollet Ridge Limited Partnership ("Partnership") was formed
October 3, 1990, for the purpose of acquiring, owning and operating residential and commercial real estate. The Partners are SCA Successor, Inc., the 1% General Partner, and Garrett C.
Carlson, Lynn Carlson-Schell, and the Lount Corporation, the 99% Limited Partners. All operating profits and losses are to be allocated in accordance with the percentage of partnership interest, as set forth in the Partnership Agreement. Any gains and losses recognized upon sale, exchange or other disposition of real property in the project shall also be allocated as set forth in the Partnership Agreement.

Acquisition of Property

As of December 1, 1990, the Partnership entered into a Transfer Agreement with Burnsville Woods Partnership ("Predecessor"), and the City of Burnsville, Minnesota, whereby the title to Nicollet Ridge, a 339 apartment complex located in Burnsville, Minnesota, was transferred to the Partnership in lieu of foreclosure. Through this Transfer Agreement, the Partnership acquired all of Predecessor's rights, title and interest in the property, and assumed all of Predecessor's obligations under the Mortgage Note and all other mortgage loan documents (collectively the "Mortgage Loan") and the Regulatory Agreement.

As a result of the change in ownership, a new basis of accounting was established. Accordingly, the aggregate acquisition cost has been allocated among the acquired assets and assumed liabilities giving appropriate recognition to the estimated fair value of the assets acquired and liabilities assumed as follows:

Assumption of debt at fair market value
 (including all legal obligations - mortgage note
 and interest payable)                             $  21,441,220
                                                   =============
Assets and liabilities at fair market value
   Land, property and equipment                    $  21,676,831
   Other assets                                        1,539,784
   Other liabilities                                  (1,775,395)
                                                   -------------
                                                   $  21,441,220
                                                   =============

Mortgage Loan Default

At the time of its assumption by the Partnership, the Mortgage Loan was in default for failure to pay full base interest due (Note 3).
Since that time, cash flows from operation of the property have continued to be insufficient to bring the Mortgage Loan current.
SCA Tax Exempt Fund Limited Partnership ("SCA"), an affiliate of the Partnership, holds the Mortgage Loan and has not waived default thereunder. However, SCA has represented that it has no plans or intentions to exercise its rights to accelerate the maturity of the Mortgage Loan during the ensuing year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation

The Partnership's financial statements are presented in accordance with generally accepted accounting principles.

Certain prior year amounts in the accompanying financial statements have been reclassified to conform with the current year presentation.

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation computed using the straight-line method. Provisions for depreciation are based on estimated useful lives of 40 years for buildings and improvements and 10 years for furniture and equipment.

Income Taxes

No provision for income taxes is provided in the financial statements of the Partnership. In accordance with Federal and state income tax regulations, the tax attributes of the Partnership accrue to the individual partners. Each partner's allocable share of the Partnership profit and loss is reported on the partner's tax return.


NOTE 3 - DEBT

The Partnership is obligated for a total of $20,340,0000 under the Mortgage Note. The Mortgage Note is assigned to SCA to secure the payment of principal and interest on a tax-exempt Mortgage Revenue Bond in a like amount. The Mortgage Note, which is collateralized by a first priority lien on the real property and an assignment of rents, matures in December 2010. The Mortgage Note may be prepaid in whole but not in part, on or after December 1, 1994. Prepayment of the Mortgage Note may be required upon the occurrence of an event which would cause significant risk that the interest on the Mortgage Revenue Bond would be subject to taxation.

Base interest on the original Mortgage Note is payable at a rate of 7.875%. Commencing on December 1, 1989, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.375% (level 1 contingent interest). Any remaining cash flow is split equally with the lender until the lender reaches its 16% per annum limit (level 2 contingent interest). To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference is deferred until the property is sold or the loan is repaid. Sales or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to provide the lender a return equal to the base interest rate plus 2.375%. Thereafter such proceeds are split equally with the lender in order to provide a return of 16%.

The Partnership has been unable to pay all base interest to date on the Mortgage Loan; accordingly, it is uncertain whether project cash flows will be sufficient to pay contingent interest. As a result, no contingent interest has been accrued at December 31, 1994 and 1993. Aggregate unaccrued and unpaid level 1 and level 2 contingent interest is:

                      December 31,
                   1994          1993
                ------------------------

Level 1         $2,455,631    $1,972,556
Level 2          5,945,213     4,775,663
                ----------    ----------
                $8,400,844    $6,748,219
                ==========    ==========

Because of its inability to pay all base interest to date, the Partnership is also in default of the Indenture of Trust for the Mortgage Revenue Bond held by SCA. SCA has represented to the General Partner that it does not, at this time, intend to exercise its right to accelerate the maturity of the Mortgage Revenue Bond during the ensuing year as a result of the default.

Cash outflows from operating activities for each of the years ended December 31, 1994 and 1993 include interest of $820,455 and $932,094, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

The property is managed by Shelter Corporation ("Shelter"), an affiliate of SCA Realty I, Inc., the managing General Partner of SCA, pursuant to a management agreement. Management fees paid to Shelter for each of the years ended December 31, 1994 and 1993 were $104,498 and $104,093, respectively.

Under the terms of the Mortgage Loan, the Partnership is obligated to pay a mortgage servicing fee to SCA Associates '86, L.P., an affiliate of SCA Realty I, Inc. This fee is calculated at .75% of the aggregate outstanding legal obligation of the Mortgage Loan on January 1 of each year. Mortgage servicing fees charged to operations for each of the years ended December 31, 1994 and 1993 were $152,554 and $152,550, respectively.


NOTE 5 - REGULATORY AGREEMENT

The Partnership is subject to a Regulatory Agreement with the City of Burnsville, Minnesota. Under the Regulatory Agreement, the property operated by the Partnership is required to lease or hold available for leasing at least 20% of its rental units to qualifying low or moderate income tenants. The terms of the Regulatory
Agreement were established in conjunction with the Mortgage Loan to maintain the tax-exempt status of the Mortgage Revenue Bond. At December 31, 1994 and 1993, the Partnership was in compliance with the terms of this Regulatory Agreement.


NOTE 6 - SUBSEQUENT EVENTS

In connection with a financing transaction consummated by SCA on February 14, 1995, the following occurred:

Change in General Partner

As of January 1, 1995, SCA Successor, Inc., the 1% General
Partner of the Partnership, withdrew from the Partnership and was replaced by SCA Successor II, Inc. as sole General Partner. Both the former and the current General Partner are affiliates of SCA
Realty I, Inc.

Debt Restructuring

Effective February 14, 1995, the Partnership's obligation under the Mortgage Note of $20,340,000 (the "Old Debt") (see Note 3) was restructured into a Series A Mortgage Note of $7,925,000 and a Series B Mortgage Note of $12,415,000 (collectively, the "New Debt"). The New Debt secures the payment of principal and interest on tax-exempt Mortgage Revenue Bonds in like amounts held by SCA Tax Exempt Trust. The New Debt, which is collateralized by a first priority lien on the real property and an assignment on rents, matures in January 2030.

The Series A Mortgage Note bears interest at 7.1% per annum which is due and payable monthly. Required monthly principal payments commence January 1, 2001 and continue through maturity.

The Series B Mortgage Note bears interest equal to the greater of (a) three percent (3%) per annum or (b) the amount of Available Cash Flow, as defined, not exceeding sixteen percent (16%) per annum. Principal on the Series B Mortgage Note is due January 2030. To the extent the Partnership has Available Cash Flow, interest on the principal amount shall be due and payable monthly in accordance with the Subordination Agreement described below.

On February 14, 1995, the unpaid accrued base interest on the Old Debt, $3,663,105, was converted to an Accrued Interest Note in an equivalent principal amount. The Accrued Interest Note, Working Capital Note and Load Loan Note in the amount of $506,052, incurred primarily to purchase the interest rate cap discussed below, (collectively, the "Notes") are held by MLPII Acquisition Limited Partnership ("MLPII"), an affiliate of SCA. The Notes are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended
Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the Partnership has Available Cash Flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly in accordance with the Subordination Agreement described below.

The Notes and Series B Mortgage Note (together the "Junior Debt") are subordinate in priority and right of payment to the Series A Mortgage Note as described in the Subordination Agreement and can only be paid from Available Cash Flow (including Restricted Funds, as defined). Payments of principal and interest on the Junior Debt are prioritized as follows: (i) interest payments due on the Notes, prorata between the Notes; (ii) scheduled principal payments due on the Notes, prorata between the Notes; (iii) interest payments due on the Series B Mortgage Note; and (iv) the principal payment of the Series B Mortgage Note due January 2030.

As part of the debt restructuring, the Partnership entered into a cross-collateralization agreement with 11 other partnerships controlled by SCA Successor II, Inc. ("Other Partnerships"). This cross-collaterization agreement may result in the Partnership being obligated under the Series A mortgage note obligations of the Other Partnerships due to shortfalls in cash flows or Series A mortgage note debt service coverage ratios. Based upon information currently available, the General Partner does not anticipate that any payments will be required under the cross-collateralization agreement.

Interest Rate Swap and Cap

The Partnership entered into an interest rate swap agreement for a notional amount equal to the obligation under the Series A Mortgage Note whereby a portion of the 7.1% per annum interest rate was swapped into a floating interest rate. Under this interest rate swap, the Partnership is obligated to pay Credit Suisse Financial Products (the "Counterparty") a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. In return, the Counterparty will pay to the Partnership a fixed rate equivalent to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1, 2005. The Partnership utilized a portion of the proceeds from the Load Loan Note discussed above to purchase an interest rate cap which will serve to limit the Partnership's obligation under the floating rate to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1,
2005. The cost of the interest rate cap of $487,388 will be deferred and amortized over its life. The Partnership continues to be obligated under the Series A Mortgage Debt obligation in excess of the fixed rate equivalent received from the Counterparty. Net proceeds, if any, received under the interest swap are Restricted Funds and are available only for Junior Debt obligations.

Member Interest

On January 1, 1995, the Partnership purchased a 37.58% member interest in MLPI LLC ("MLPI"), an affiliate of SCA, for $15,032.
MLPI is a limited liability company formed under and pursuant to the Maryland Limited Liability Company Act to act as the General Partner in MLPII, a Maryland Limited Partnership, and to perform the duties of General Partner under the Limited Partnership
Agreement of MLPII. MLPII intends to invest in tax-exempt bonds or operating real estate properties. The net income or loss, capital gains or losses, and distributions of MLPI shall be allocated to the Partnership in accordance with the percentage of member interest stated above. All distributions received from MLPI are classified as Restricted Funds and are available only for Junior Debt Obligations.

                                 CAL-SHEL,
                      A CALIFORNIA LIMITED PARTNERSHIP

                              FINANCIAL REPORT

                              DECEMBER 31, 1994

INDEPENDENT AUDITOR'S REPORT



To the Partners
CAL-SHEL, A California Limited Partnership
San Bernardino, California

We have audited the accompanying balance sheets of CAL-SHEL, A
California Limited Partnership as of December 31, 1994 and 1993 and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CAL-SHEL, A California Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



C.W. Amos
Bethesda, Maryland
February 8, 1995

CAL-SHEL, A CALIFORNIA LIMITED PARTNERSHIP
BALANCE SHEETS
December 31, 1994 and 1993

                                               1994           1993
ASSETS
Investment in Real Estate, at cost (Note 3)
  Building and improvements - net of accumulated
   depreciation of $2,675,634 in 1994
   and $2,283,584 in 1993               $  16,936,994  $  17,291,178
  Furniture, fixtures and equipment -
   net of accumulated depreciation of
   $340,339 in 1994 and $287,949 in 1993      189,324        234,796
  Land improvements - net of accumulated
   depreciation of $27,904 in 1994 and
   $22,037 in 1993                            248,721        244,359
  Land                                      4,907,725      4,907,725
Other Assets
  Cash                                         39,443         63,108
  Restricted cash (Note 2)                     71,039         92,087
  Prepaid expenses                             27,776          1,200
  Accounts receivable, net of allowance
   for doubtful accounts of $20,000
   in 1994 and none in 1993                     5,103         16,481
                                        -------------  -------------
        TOTAL ASSETS                    $  22,426,125  $  22,850,934
                                        =============  =============
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage revenue bond payable(Note 3) $  25,185,000  $  25,185,000
  Working capital loan payable(Note 3)        665,000        665,000
  Debt service payable (Notes 3 and 5 )     3,546,769      2,528,352
  Accounts payable and accrued expenses       101,117         16,742
  Security deposit liability                  138,464        168,873
  Deferred revenue (Note 4)                    91,800        102,600
  Due to related party (Note 7)                38,918            -
                                        -------------  -------------
        TOTAL LIABILITIES               $  29,767,068  $  28,666,567

Commitments and Contingency (Notes 3, 5, 6,  8, 9 and 10)

Partners' deficit                       $  (7,340,943) $  (5,815,633)
                                        -------------  -------------
        TOTAL LIABILITIES AND
          PARTNERS' DEFICIT             $  22,426,125  $  22,850,934
                                        =============  =============

 The accompanying notes are an integral part of these financial statements.

CAL-SHEL, A CALIFORNIA LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
Years Ended December 31, 1994 and 1993


                                                1994            1993
REVENUE

  Gross rent potential (Note 3)         $    3,683,779     $    3,514,546

  Less:  Vacancies                      (      734,172)    (      751,975)

  Less:  Free rent allowance            (      326,405)    (      227,294)
                                        --------------     --------------
  Net rental income                     $    2,623,202     $    2,535,277

  Interest                                       4,944              7,724

  Other income (Note 4)                        255,799             76,890
                                        --------------     --------------
        TOTAL REVENUE                   $    2,883,945     $    2,619,891

EXPENSES

  Debt service (Note 3)                 $    2,035,688     $    2,035,688

  Marketing and advertising                     70,240            102,278

  Administrative (Note 10)                     354,472            201,827

  Depreciation                                 450,307            445,869

  Taxes and insurance                          399,282            395,852

  Utilities                                    271,568            219,140

  Maintenance                                  376,547            551,896

  Payroll                                      352,079            334,328

  Mortgage servicing fees (Note 7)             193,875            193,875
                                        --------------     --------------
        TOTAL EXPENSES                  $    4,504,058     $    4,480,753
                                        --------------     --------------
NET LOSS                                $(   1,620,113)    $(  1,860,862)
                                        ===============    ==============

 The accompanying notes are an integral part of these financial statements.

CAL-SHEL, A CALIFORNIA LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' DEFICIT
Years Ended December 31, 1994 and 1993



                                              1994               1993


Partners' deficit,
  beginning of year                     $(   5,815,633)     $(  4,039,527)

Net loss                                 (   1,620,113)      (  1,860,862)

Contribution to Partners' capital               94,803             84,756
                                        --------------      -------------
Partners' deficit,
  end of year                           $(   7,340,943)     $(  5,815,633)
                                        ==============      =============

 The accompanying notes are an integral part of these financial statements.

CAL-SHEL, A CALIFORNIA LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1994 and 1993

                                                  1994             1993

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $(  1,620,113)  $(  1,860,862)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation                                   450,307         445,869
     Increase in allowance for doubtful accounts     20,000             -
     Change in assets and liabilities:
       (Increase) decrease in prepaid expenses  (    26,576)         59,660
       Increase in accounts receivable          (     8,622)    (     9,467)
       Increase in debt service payable           1,018,417       1,232,290
       (Decrease) increase in accounts payable
        and accrued expenses                         84,375     (    117,904)
       (Decrease) increase in deferred revenue  (    10,800)         102,600
       Increase in due to related party               9,918              -
       NET CASH USED IN OPERATING              ------------    -------------
        ACTIVITIES                             $(    83,094)   $(   147,814)

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in restricted cash                  $     21,048    $      45,753
  Purchases of property and equipment           (    55,013)     (   113,557)
       NET CASH USED IN INVESTING              ------------    -------------
        ACTIVITIES                             $(    33,965)   $(     67,804)

CASH FLOWS FROM FINANCING ACTIVITIES
  (Decrease) increase in security deposits     $(    30,409)   $      16,770
  Advances from related party                        29,000              -
  Contributions to Partners' capital                 94,803           84,756
       NET CASH PROVIDED BY FINANCING          ------------    -------------
        ACTIVITIES                             $     93,394    $     101,526

NET DECREASE IN CASH                           $(    23,665)   $(    114,092)

CASH, BEGINNING OF YEAR                              63,108          177,200
                                               ------------    -------------
CASH, END OF YEAR                              $     39,443    $     63,108
                                               ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                $  1,017,271    $    803,398
                                               ============    ============


 The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS


Note 1.        Organization

CAL-SHEL, a California Limited Partnership was formed under the laws of the State of California to construct and operate a 540 unit residential apartment complex. The complex is located in San
Bernardino, California and was completed in February, 1985.


Note 2.        Summary of Significant Accounting Policies

A summary of the Partnership's significant accounting policies not disclosed elsewhere in the financial statements is as follows:

Cash and Restricted Cash:

The cash balance represents cash resources which are available to fund current operations.

Restricted cash consists of the following:
                                             1994        1993

Real estate tax and insurance escrow   $    23,043  $    91,992
Replacement reserve                         47,996           95
                                       -----------  -----------
                                       $    71,039  $    92,087
                                       ===========  ===========

Replacement reserve represents amount available to fund future replacements and repairs as defined in the loan agreement. In 1993, the Partnership, with the permission of the lender, utilized a significant portion of the replacement reserve to fund certain enhancements to the property.

Depreciation:

Depreciation is provided for by the use of the straight-line method over the estimated useful lives of the assets.

Partners' Capital:

Allocation of Partnership income and loss is made in accordance with the ownership percentages specified in the Partnership agreement.

Income Taxes:

No benefit for income taxes has been included in these financial statements since the tax loss passes through to, and is reported by, the partners individually.

Reclassification:

Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation.


Note 3.        Debt

The project was originally financed with the proceeds from the issuance and sale of tax-exempt mortgage revenue bonds by the City of San Bernardino for a total of $25,185,000 and a $665,000 working capital loan from SCA Tax Exempt Limited Partnership ("SCA"), an affiliate of the managing general partner. The provisions of this working capital loan are identical to those of the mortgage revenue bonds. Both loans are collateralized by a first mortgage on the real property and an assignment of rents. Principal payments on the loans are due August 1, 2006. The loans may be prepaid in whole, but not in part, on or prior to the seventh anniversary of the initial purchase of the bonds. Subsequent to the 7th anniversary of the bonds, the bonds may be prepaid in whole or in part in accordance with certain terms specified in the loan agreement. Interest on the original loans is unconditionally payable at a base rate of 7.875%.

Commencing on December 10, 1988, the second anniversary date of the mortgage revenue bonds, contingent interest is payable each year from 100% of the project cash flow, after payment of base interest, at a rate of 2.375%. Any remaining cash flow is split equally with the lender until the lender reaches it's 16% per annum limit. To the extent the aggregate of all interest payments, including contingent interest, for any year does not equal 16%, the interest is deferred until the mortgaged property is sold or the mortgage loan is repaid. Sale or repayment proceeds remaining, after the repayment of principal and other specified payments, are paid 100% to the lender to the extent necessary in order to pay the base rate of interest on the original mortgage revenue bonds and working capital loan plus 2.375% per annum. Fifty (50) percent of any excess sale or redemption proceeds, after payment of the base rate plus 2.375%, are paid to the lender to satisfy any previously unpaid amounts from the 16% per annum interest rate previously deferred.

The Partnership has been unable to pay all base interest to date. Accordingly, it is uncertain, based upon historical results, whether project cash flows will be sufficient to pay contingent interest. As a result, no contingent interest has been accrued. Aggregate unpaid potential contingent interest at December 31, 1994 and 1993 is $12,722,715 and $10,622,402, respectively.


Note. 4        Leasing Arrangements

During the year ended December 31, 1993, the Partnership, as lessor, leased a laundry facility under a ten-year operating lease agreement. The lease provided that the lessee make a one time rental payment of $108,000 at the inception of the lease. The Partnership has recognized rent income for the years ended December 31, 1994 and 1993 in amounts such that the total rent income under the lease will be recognized ratably over the ten-year term. Deferred income under this agreement is $91,800 and $102,600 at December 31, 1994 and 1993, respectively.

In connection with the lease mentioned in the preceding paragraph, the Partnership also is entitled to 40% of the income collected by the lessee from the laundry facilities.


Note 5.        Second Mortgage Loan Payable

In accordance with a loan agreement between Block Bros. Industries (Block Bros.), and the Limited Partnership, Block Bros. provided a Letter of Credit in the amount of $1,000,000 which expired February 16, 1991 and was used to fund operating deficits of the rental property. The total draws on the Letter of Credit of $755,644 are repayable to Block Bros. and are collateralized by a non-recourse second mortgage on the property. The note matures at the earlier date of September 11, 2001 or upon the sale, refinancing, or transfer of the property.

Interest on the second mortgage is calculated using the U.S. prime rate according to the Bank of America. Aggregate unpaid potential interest related to the second mortgage amounted to $227,406 and $174,058 as of December 31, 1994 and 1993, respectively.

While the legal obligation relative to the second mortgage has not been forgiven, the likelihood of repayment has diminished. The second mortgage is subordinate to the mortgage revenue bond and working capital loan, and it is uncertain whether future cash flows will be adequate to cover any debt beyond the contingent interest related to the priority debt (see Note 3). Accordingly, the second mortgage liability was reclassified to equity effective January 1, 1992. As a result, the Partnership discontinued accruing interest on the second mortgage loan payable. The effect of not recording this interest was to reduce the net loss for the years ended December 31, 1994 and 1993 by $53,348 and $45,339, respectively.

In March of 1987, Shelter Canada and Winnipeg Financial entered into an indemnity agreement with SCA pursuant to which SCA granted permission for the investment, of the Shandin Hills Project bond proceeds, in certificates issued by the Government National Mortgage Corporation. Pursuant to the indemnity, Shelter Canada and Winnipeg Financial guaranteed to pay to SCA any loss resulting from any investment of bond proceeds.

In order to satisfy the indemnity obligation, Winnipeg Financial and Shelter Canada have agreed to indemnify SCA without limitation for all expenses required to be paid as a result of the Block Bros. lien and the elimination of the Block Bros. lien. At the present time the Partnership cannot estimate the amount ultimately required to eliminate this lien.


Note 6.        Advances from Guarantors

As a condition precedent to the issuance of the mortgage revenue bonds, Shelter Corporation of Canada (Shelter Canada) and Winnipeg Financial and Management, Inc. (Winnipeg Financial) entered into an operating deficit guarantee agreement dated December 17, 1986 to guarantee the payment to SCA of the operating deficits of the Partnership up to a maximum amount of $1,292,500.

In a settlement agreement dated November 23, 1992, SCA and both
Shelter Canada and Winnipeg Financial reached an agreement whereby Shelter Canada and Winnipeg Financial would satisfy their obligation under the above agreement. The aggregate amount owed to SCA as a result of the guarantee obligation and the indemnity obligation is $275,691 and $370,494 at December 31, 1994 and 1993, respectively. In accordance with the terms of this agreement, Shelter Canada assigned its distribution rights and its partnership interest in an affiliated partnership to SCA. To the extent these distributions are used to reduce the guarantor's obligation to SCA, they are recorded as advances to the Partnership.

Advances to the Partnership by the guarantors' bear interest at the lesser of the prime rate as established by the Bank of America or the cost of borrowing of the guarantors. Advances shall be repaid from the sale or refinancing proceeds of the rental properties after the payment of contingent interest.

As the repayment of this obligation is contingent and subordinate to all obligations associated with the mortgage revenue bonds and working capital loan (See Note 3), advances and related accrued
interest are not reflected in the Partnership's financial statements.   As
of December 31, 1994 and 1993, advances under this agreement were $227,143 and $132,340, respectively, excluding potential interest of $12,891 and $5,916 respectively.

In addition to the advances under the guarantee obligation, discussed above and prior to the workout agreement, Shelter Canada advanced $301,422 to the Partnership. These advances bear interest at the prime rate as set by the Bank of America. As the repayment of this obligation is contingent and subordinate to all obligations associated with the mortgage revenue bonds and working capital loan (See Note
3), the entire amount was reclassified to Partner equity in 1992. As of December 31, 1994 and 1993, potential interest on the balance was $172,415 and $140,197, respectively.


Note 7.        Related Party Transactions

SCA is due $3,468,190 and $2,449,774 relating to debt service at December 31, 1994 and 1993, respectively.

Shelter Properties Corporation (an affiliated property management company) is owed $38,918 relating to management fees and amounts paid on behalf of the partnership at December 31, 1994.

As required by the Indenture of Trust, the Partnership paid mortgage servicing fees of $193,875 to an affiliate in 1994 and 1993.


Note 8.        Contingency

Under the terms of the Buyout Agreement dated September 2, 1986 and as amended by the second amended and restated Partnership Agreement, the Partnership is contingently liable in the amount of $4,200,000 to Winnipeg Financial and Management Inc. with respect to the redemption of their ownership interest in the Partnership.

The contingent liability is to be repaid from net cash from operations at such time as the managing general partner may determine as follows:

(a) Of the first $500,000, $375,000 shall be paid to Winnipeg Financial and $125,000 shall be paid to the Partners in proportion to their Percentage Interest, pursuant to the terms of the Buyout Agreement between Winnipeg Financial and Cal-Shel, as amended.

(b) Of the next $500,000, $425,000 shall be paid to Winnipeg Financial and $75,000 shall be paid to the Partners in proportion to their Percentage Interest, pursuant to the terms of the Buyout Agreement between Winnipeg Financial and Cal-Shel.

(c)              Any additional cash distributions in excess of (a) and
                 (b) of this Section shall be distributed 90 percent to Winnipeg Financial and 10 percent to the Partners in proportion to their Percentage Interest, until all payments required under the terms of the "Buyout Agreement" between Winnipeg Financial and Cal-
                 Shel have been made.

The contingent liability is due upon sale of the rental properties or September 10, 2001, whichever occurs first, and shall bear interest from September 1, 1986 at the rate of 9% compounded semi-annually. Aggregate unpaid potential interest with respect to the Winnipeg Financial contingent liability is $4,548,773 and $3,811,514 at December 31, 1994 and 1993, respectively.


Note 9.        Retirement Plan

Effective in 1994, Shelter Property Corporation, (property management company) adopted a 401(k) retirement plan covering all eligible employees of the Partnership. The Partnership made no contributions to the plan for the year ended December 31, 1994.


Note 10.       Management Contract

Effective October 1, 1994, the Partnership entered into a management agreement with a management company which is an affiliate of one of the Partnership's general partners. The agreement provides for a management fee of 3% of monthly gross receipts. This agreement expires on September 30, 1995. Management fees accrued and paid to the affiliate amounted to $18,889 for the year ended December 31, 1994. Total management fees to related and unrelated parties were $82,344 and $73,682 for the years ended December 31, 1994 and 1993, respectively.

STEEPLECHASE FALLS LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 1994

REPORT OF INDEPENDENT ACCOUNTANTS


March 15, 1995


To the Partners of
Steeplechase Falls Limited Partnership

In our opinion, the accompanying balance sheets and the related statements of operations, of partners' deficit and of cash flows present fairly, in all material respects, the financial position of Steeplechase Falls Limited Partnership at December 31, 1994, and the results of its operations and its cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Partnership for the period ended December 31, 1993 were audited by other independent accountants whose report dated February 17, 1994 expressed an unqualified opinion on those statements.


PRICE WATERHOUSE LLP

STEEPLECHASE FALLS LIMITED PARTNERSHIP
BALANCE SHEETS


                                                    December 31,
                                               1994              1993
                                            -----------------------------
        Assets

Land                                        $ 1,782,925       $ 1,782,925
Buildings and improvements                   17,284,284        17,284,284
Furniture and equipment                         502,614           495,568
                                            -----------        ----------
                                             19,569,823        19,562,777
Less accumulated depreciation                  (725,844)         (241,478)
                                            -----------       -----------
 Net property and equipment                  18,843,979        19,321,299

Cash
 Unrestricted                                     5,733            43,000
 Escrow deposits                                160,511           521,307
 Restricted - security deposits                 121,292           106,740
Receivables
 Rent                                             5,108             6,091
 Partners                                           -                 500
Prepaid expenses                                 15,150            14,576
                                            -----------       -----------
  Total assets                              $19,151,773       $20,013,513
                                            ===========       ===========

        Liabilities and Partners' Deficit

Liabilities
 Mortgage note (Notes 3 and 4)              $17,950,000       $17,950,000
 Parity working capital loan (Notes 3 and 4)    150,000           150,000
 Interest payable                             1,649,314         1,699,358
 Accounts payable, accrued expenses
    and other liabilities                        23,380           381,280
 Security deposit liability                     107,783           105,508
                                            -----------       -----------
 Total liabilities                           19,880,477        20,286,146

Commitments and contingencies (Notes 1, 3 and 5)

Partners' deficit                              (728,704)         (272,633)
                                            -----------       -----------
  Total liabilities and partners' deficit   $19,151,773       $20,013,513
                                            ===========       ===========

The accompanying notes are an integral part of these financial statements.

STEEPLECHASE FALLS LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS


                                       For the            For the Period
                                      Year Ended        July 12, 1993 Through
                                   December 31, 1994      December 31, 1993
                                   -----------------      -----------------
Revenue
 Gross rent potential                      $2,824,679            $1,354,333
 Less:  vacancies and concessions            (121,843)              (48,985)
 Other rental income                           65,143                22,403
                                          -----------           -----------
  Rental income                             2,767,979             1,327,751
 Interest income                               11,699                 4,624
 Other income                                  46,531                25,355
                                          -----------           -----------
  Total revenue                             2,826,209             1,357,730

Expenses
 Interest expense                           1,425,375               712,677
 Marketing                                     69,127                30,800
 Administrative                               140,616                87,344
 Depreciation                                 484,366               241,478
 Real estate taxes and insurance              291,870               195,502
 Utilities                                    155,576                79,845
 Maintenance and repairs                      468,418               163,303
 Management fees                              110,682                52,039
 Mortgage servicing fees                      135,750                67,875
                                          -----------           -----------
  Total expenses                            3,281,780             1,630,863
                                          -----------           -----------
Net loss                                  $  (455,571)          $  (273,133)
                                          ===========           ===========

The accompanying notes are an integral part of these financial statements.

STEEPLECHASE FALLS LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' DEFICIT
DECEMBER 31, 1994 AND 1993


                                                    SCA
                                                  Limited
                                 SCA              Partner
                            Successor, Inc.     Corporation       Total
                            --------------      -----------     ---------
Partners' capital at
  July 12, 1993                    $     5        $    495       $    500

Net loss                            (2,731)       (270,402)      (273,133)
                                 ---------       ---------      ---------
Partners' deficit at
  December 31, 1993                 (2,726)       (269,907)      (272,633)

Distributions                           (5)           (495)          (500)

Net loss                            (4,556)       (451,015)      (455,571)
                                 ---------       ---------      ---------
Partners' deficit at
  December 31, 1994               $ (7,287)      $(721,417)     $(728,704)
                                 =========       =========      =========

The accompanying notes are an integral part of these financial statements.

STEEPLECHASE FALLS LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
                                                            For the Period
                                             For the        July 12, 1993
                                            Year Ended         Through
                                           December 31,      December 31,
                                               1994              1993
                                           ------------     --------------
Cash flows from operating activities
 Net loss                                   $ (455,571)         $ (273,133)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
  Depreciation                                 484,366             241,478
  Changes in assets and liabilities
   (Increase) decrease in escrow deposits      360,796            (144,718)
   Increase in restricted cash -
    security deposits                          (14,552)            (29,632)
   (Increase) decrease in rent receivables         983              (3,973)
   Decrease in partners' receivables               500                 -
   Increase in prepaid expenses                   (574)             (9,507)
   Increase (decrease) in interest payable     (50,044)             54,175
   Increase (decrease) in accounts payable,
    accrued expenses and other liabilities    (357,900)            171,180
   Increase (decrease) in security deposit
    liability                                    2,275              (2,251)
                                            ----------          ----------
     Net cash provided by (used in)
      operating activities                     (29,721)              3,619

Cash flows from investing activities
 Purchase of property and equipment             (7,046)           (15,595)
                                            ----------          ---------
  Cash used in investing activities             (7,046)           (15,595)

Cash flows from financing activities
 Distribution to partners                         (500)               -
                                            ----------          ---------
  Cash used in financing activities               (500)               -

Net decrease in cash                           (37,267)           (11,976)
 Cash at beginning of period                    43,000             54,976
                                            ----------          ---------
 Cash at end of period                         $ 5,733            $43,000
                                            ==========          =========
The accompanying notes are an integral part of these financial statements.

STEEPLECHASE FALLS LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Organization

Steeplechase Falls Limited Partnership ("Partnership") was formed
March 18, 1993, for the purpose of acquiring, owning and operating residential and commercial real estate. The Partners are SCA Successor, Inc., the 1% General Partner, and SCA Limited
Partner Corporation, the 99% Limited Partner. All operating profits and losses are to be allocated in accordance with the percentage of partnership interest, as set forth in the Partnership Agreement. Any gains and losses recognized upon sale, exchange or other disposition of real property in the project shall also be allocated as set forth in the Partnership Agreement.

Acquisition of Property

As of July 12, 1993, the Partnership entered into a Transfer
Agreement with Steeplechase Falls Ventures, Ltd. ("Predecessor"), and The Health, Educational and Housing Facilities Board of the
County of Knoxville, Tennessee, whereby the title to the Steeplechase Falls Apartments, a 450-unit apartment complex located in Knoxville, Tennessee, was transferred to the Partnership in lieu of foreclosure. Through this Transfer Agreement, the Partnership acquired all of Predecessor's rights, title and interest in the property, and assumed all of Predecessor's obligations under the Mortgage Note, Parity Working Capital Loan and all other mortgage loan documents (collectively the "Mortgage Loan") and the Regulatory Agreement.

As a result of the change in ownership, a new basis of accounting was established. Accordingly, the aggregate acquisition cost has been allocated among the acquired assets and assumed liabilities giving appropriate recognition to the estimated fair value of the assets acquired and liabilities assumed as follows:

Assumption of debt at fair market value
 (including all legal obligations - mortgage note,
 parity working capital loan and interest payable)    $  19,745,183
                                                      =============
Assets and liabilities at fair market value
   Land, property and equipment                       $  19,547,182
   Other assets                                             515,860
   Other liabilities                                       (317,859)
                                                      -------------
                                                      $  19,745,183
                                                      =============

Mortgage Loan Default

At the time of its assumption by the Partnership, the Mortgage Loan was in default for failure to pay full base interest due (Note 3).
Since that time, cash flows from operation of the property have continued to be insufficient to bring the Mortgage Loan current.
SCA Tax Exempt Fund Limited Partnership ("SCA"), an affiliate of the Partnership, holds the Mortgage Loan and has not waived default thereunder. However, SCA has represented that it has no plans or intentions to exercise its rights to accelerate the maturity of the Mortgage Loan during the ensuing year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation

The Partnership's financial statements are presented in accordance with generally accepted accounting principles.

Certain prior year amounts in the accompanying financial statements have been reclassified to conform with the current year presentation.

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation computed using the straight-line method. Provisions for depreciation are based on estimated useful lives of 40 years for buildings and improvements and 10 years for furniture and equipment.

Income Taxes

No provision for income taxes is provided in the financial statements of the Partnership. In accordance with Federal and state income tax regulations, the tax attributes of the Partnership accrue to the individual partners. Each partner's allocable share of the Partnership profit and loss is reported on the partner's tax return.

NOTE 3 - DEBT

The Partnership is obligated for a total of $17,950,000 under the Mortgage Note. The Mortgage Note is assigned to SCA to secure the payment of principal and interest on a tax-exempt Mortgage Revenue Bond in a like amount. The Mortgage Note, which is collateralized by a first priority lien on the real property and an assignment of rents, matures in October 2008. The Mortgage Note may be prepaid in whole but not in part, on or after November 1, 1995. Prepayment of the Mortgage Note may be required upon the occurrence of an event which would cause significant risk that the interest on the Mortgage Revenue Bond would be subject to taxation.

Base interest on the original Mortgage Note is payable at a rate of 7.875%. Commencing on May 1, 1989, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.375% (level 1 contingent interest). Any remaining cash flow is split equally with the lender until the lender reaches its 16% per annum limit (level 2 contingent interest). To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference is deferred until the property is sold or the loan is repaid. Sales or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to provide the lender a return equal to the base interest rate plus 2.375%. Thereafter such proceeds are split equally with the lender in order to provide a return of 16%.

The Partnership is also obligated for a $150,000 Parity Working
Capital Loan issued and held by SCA, which bears the same interest rate and is payable on the same terms and conditions as the Mortgage Note discussed above.

The Partnership has been unable to pay all base interest to date on the Mortgage Loan; accordingly, it is uncertain whether project cash flows will be sufficient to pay contingent interest. As a result, no contingent interest has been accrued at December 31, 1994 and 1993. Aggregate unaccrued and unpaid level 1 and level 2 contingent interest is:

                          December 31,
                      1994           1993
                  --------------------------

Level 1           $ 2,435,958    $ 2,006,083
Level 2             5,897,583      4,856,833
                  -----------    -----------
                  $ 8,333,541    $ 6,862,916
                  ===========    ===========

Because of its inability to pay all base interest to date, the Partnership is also in default of the Indenture of Trust for the Mortgage Revenue Bond held by SCA. SCA has represented to the General Partner that it does not, at this time, intend to exercise its right to accelerate the maturity of the Mortgage Revenue Bond during the ensuing year as a result of the default.

Cash outflows from operating activities for each of the periods ended December 31, 1994 and 1993 include interest of $1,475,419 and $658,502, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

The property is managed by Shelter Properties Inc. ("Shelter"), an affiliate of SCA Realty I, Inc., the managing General Partner of SCA, pursuant to a management agreement. Management fees paid to Shelter for each of the periods ended December 31, 1994 and 1993 were $110,682 and $52,039, respectively.

Under the terms of the Mortgage Loan, the Partnership is obligated to pay a mortgage servicing fee to SCA Associates '86, L.P., an affiliate of SCA Realty I, Inc. This fee is calculated at .75% of the aggregate outstanding legal obligation of the Mortgage Loan on January 1 of each year. Mortgage servicing fees charged to operations for each of the periods ended December 31, 1994 and 1993 were $135,750 and $67,875, respectively.


NOTE 5 - REGULATORY AGREEMENT

The Partnership is subject to a Regulatory Agreement with The
Health, Educational and Housing Facilities Board of the County of
Knoxville, Tennessee. Under the Regulatory Agreement, the property operated by the Partnership is required to lease or hold available for leasing at least 20% of its rental units to qualifying low or moderate income tenants. The terms of the Regulatory
Agreement were established in conjunction with the Mortgage Loan to maintain the tax-exempt status of the Mortgage Revenue Bond. At December 31, 1994 and 1993, the Partnership was in compliance with the terms of this Regulatory Agreement.


NOTE 6 - SUBSEQUENT EVENTS

In connection with a financing transaction consummated by SCA on February 14, 1995, the following occurred:

Change in General Partner

As of January 1, 1995, SCA Successor, Inc., the 1% General
Partner of the Partnership, withdrew from the Partnership and was replaced by SCA Successor II, Inc. as sole General Partner. Both the former and the current General Partner are affiliates of SCA
Realty I, Inc.

Debt Restructuring

Effective February 14, 1995, the Partnership's obligation under the Mortgage Note of $17,950,000 (the "Old Debt") (see Note 3) was restructured into a Series A Mortgage Note of $12,650,000 and a Series B Mortgage Note of $5,300,000 (collectively, the "New
Debt"). The New Debt secures the payment of principal and interest on tax-exempt Mortgage Revenue Bonds in like amounts held by SCA Tax Exempt Trust. The New Debt, which is collateralized by a first priority lien on the real property and an assignment on rents, matures in January 2030.

The Series A Mortgage Note bears interest at 7.125% per annum which is due and payable monthly. Required monthly principal payments commence January 1, 2001 and continue through maturity.

The Series B Mortgage Note bears interest equal to the greater of (a) three percent (3%) per annum or (b) the amount of Available Cash Flow, as defined, not exceeding sixteen percent (16%) per annum. Principal on the Series B Mortgage Note is due January 2030. To the extent the Partnership has Available Cash Flow, interest on the principal amount shall be due and payable monthly in accordance with the Subordination Agreement described below.

On February 14, 1995, the unpaid accrued base interest on the Old Debt, $1,506,851, and the Parity Working Capital Loan and interest thereon, $162,612, were converted to an Accrued Interest Note and a Working Capital Note, respectively, in equivalent principal amounts. The Accrued Interest Note, Working Capital
Note and Load Loan Note in the amount of $784,773, incurred primarily to purchase the interest rate cap discussed below, (collectively, the "Notes") are held by MLPII Acquisition Limited Partnership ("MLPII"), an affiliate of SCA. The Notes are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended
Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the Partnership has Available Cash Flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly in accordance with the Subordination Agreement described below.

The Notes and Series B Mortgage Note (together the "Junior Debt") are subordinate in priority and right of payment to the Series A Mortgage Note as described in the Subordination Agreement and can only be paid from Available Cash Flow (including Restricted Funds, as defined). Payments of principal and interest on the Junior Debt are prioritized as follows: (i) interest payments due on the Notes, prorata between the Notes; (ii) scheduled principal payments due on the Notes, prorata between the Notes; (iii) interest payments due on the Series B Mortgage Note; and (iv) the principal payment of the Series B Mortgage Note due January 2030.

As part of the debt restructuring, the Partnership entered into a cross-collateralization agreement with 11 other partnerships controlled by SCA Successor II, Inc. ("Other Partnerships"). This cross-collaterization agreement may result in the Partnership being obligated under the Series A mortgage note obligations of the Other Partnerships due to shortfalls in cash flows or Series A mortgage note debt service coverage ratios. Based upon information currently available, the General Partner does not anticipate that any payments will be required under the cross-collateralization agreement.

Interest Rate Swap and Cap

The Partnership entered into an interest rate swap agreement for a notional amount equal to the obligation under the Series A Mortgage Note whereby a portion of the 7.125% per annum interest rate was swapped into a floating interest rate. Under this interest rate swap, the Partnership is obligated to pay Credit Suisse Financial Products (the "Counterparty") a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. In return, the Counterparty will pay to the Partnership a fixed rate equivalent to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1, 2005. The Partnership utilized a portion of the proceeds from the Load Loan Note discussed above to purchase an interest rate cap which will serve to limit the Partnership's obligation under the floating rate to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1,
2005. The cost of the interest rate cap of $777,975 will be deferred and amortized over its life. The Partnership continues to be obligated under the Series A Mortgage Debt obligation in excess of the fixed rate equivalent received from the Counterparty. Net proceeds received, if any, under the interest swap are Restricted Funds and are available only for Junior Debt obligations.

Member Interest

On January 1, 1995, the Partnership purchased a 2.5% member interest in MLPI LLC ("MLPI"), an affiliate of SCA, for $1,000.
MLPI is a limited liability company formed under and pursuant to the Maryland Limited Liability Company Act to act as the General Partner in MLPII, a Maryland Limited Partnership, and to perform the duties of General Partner under the Limited Partnership
Agreement of MLPII. MLPII intends to invest in tax-exempt bonds or operating real estate properties. The net income or loss, capital gains or losses, and distributions of MLPI shall be allocated to the Partnership in accordance with the percentage of member interest stated above. All distributions received from MLPI are classified as Restricted Funds and are available only for Junior Debt Obligations.

WHISPERING LAKE LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 1994

REPORT OF INDEPENDENT ACCOUNTANTS


March 15, 1995


To the Partners of
Whispering Lake Limited Partnership

In our opinion, the accompanying balance sheets and the related statements of operations, of partners' deficit and of cash flows present fairly, in all material respects, the financial position of Whispering Lake Limited Partnership at December 31, 1994 and
1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

WHISPERING LAKE LIMITED PARTNERSHIP
BALANCE SHEETS


                                                   December 31,
                                               1994           1993
                                             -------------------------
        Assets

Land                                         $1,187,784     $1,187,784
Buildings and improvements                   13,358,532     13,358,532
Furniture and equipment                         910,969        910,969
                                             ----------     ----------
                                             15,457,285     15,457,285
Less accumulated depreciation                (1,112,592)      (635,767)
                                             ----------     ----------
  Net property and equipment                 14,344,693     14,821,518

Cash
  Unrestricted                                   83,537         32,180
  Escrow deposits                                72,607         51,413
  Restricted - security deposits                 74,937         56,739
Receivables
  Rent                                            9,073          3,215
  Partners                                          -              500
Prepaid expenses                                 10,248          9,335
                                            -----------    -----------
    Total assets                            $14,595,095    $14,974,900
                                            ===========    ===========

        Liabilities and Partners' Deficit

Liabilities
  Mortgage note (Notes 3 and 4)             $15,290,544    $15,058,686
  Parity working capital loan (Notes 3 and 4)   694,226        683,699
  Interest payable                            1,260,827        811,840
  Accounts payable, accrued expenses
   and other liabilities                         26,098         57,384
  Security deposit liability                     76,707         56,739
                                            -----------    -----------
    Total liabilities                        17,348,402     16,668,348

Commitments and contingencies (Notes 1, 3, 5 and 6)

Partners' deficit                            (2,753,307)    (1,693,448)
                                            -----------    -----------
    Total liabilities and partners' deficit $14,595,095    $14,974,900
                                            ===========    ===========

The accompanying notes are an integral part of these financial statements.

WHISPERING LAKE LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS


                                               Year ended December 31,
                                               1994              1993
                                             ----------------------------
Revenue
 Gross rent potential                        $2,209,967        $2,164,554
 Less:  vacancies and concessions              (265,244)         (268,293)
 Other rental income                             38,307            37,996
                                             ----------        ----------
  Rental income                               1,983,030         1,934,257
 Interest income                                  8,593             2,823
 Other income                                    27,981            37,491
                                             ----------        ----------
  Total revenue                               2,019,604         1,974,571

Expenses
 Interest expense                             1,629,372         1,629,369
 Marketing                                       41,950            63,673
 Administrative                                 157,424           153,688
 Depreciation                                   476,825           476,825
 Real estate taxes and insurance                203,546           289,141
 Utilities                                      104,266           106,207
 Maintenance and repairs                        267,697           384,280
 Management fees                                 61,458            59,258
 Mortgage servicing fees                        136,425           136,425
                                             ----------        ----------
  Total expenses                              3,078,963         3,298,866
                                             ----------        ----------
Net loss                                    $(1,059,359)      $(1,324,295)
                                            ===========       ===========

The accompanying notes are an integral part of these financial statements.

WHISPERING LAKE LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' DEFICIT
DECEMBER 31, 1994 AND 1993


                                  SCA            Limited
                            Successor, Inc.      Partners        Total
                            ---------------    ------------    ---------

Partners' deficit at
  December 31, 1992              $  (3,692)     $ (365,461)   $ (369,153)

Net loss                           (13,243)     (1,311,052)   (1,324,295)
                                 ---------      ----------    ----------
Partners' deficit at
  December 31, 1993                (16,935)     (1,676,513)   (1,693,448)

Distributions                           (5)           (495)         (500)

Net loss                           (10,593)     (1,048,766)   (1,059,359)
                                 ---------      ----------    ----------
Partners' deficit at
  December 31, 1994              $ (27,533)    $(2,725,774)  $(2,753,307)
                                 =========     ===========   ===========

The accompanying notes are an integral part of these financial statements.

WHISPERING LAKE LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS


                                               Year ended December 31,
                                                1994             1993
                                            ---------------------------
Cash flows from operating activities
 Net loss                                   $(1,059,359)   $(1,324,295)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
  Depreciation                                  476,825        476,825
  Accretion of acquisition debt discount        242,385        242,385
  Changes in assets and liabilities
   Increase in restricted cash -
    security deposits                           (18,198)       (11,314)
   (Increase) decrease in escrow deposits       (21,194)        11,710
   (Increase) decrease in rent receivables       (5,858)         1,190
   Decrease in partners' receivables                500          2,703
   (Increase) decrease in prepaid expenses         (913)        24,123
   Increase in interest payable                 448,987        600,225
   Decrease in accounts payable, accrued
         expenses and other liabilities         (31,286)       (11,681)
   Increase in security deposit liability        19,968         11,314
                                              ---------      ---------
     Net cash provided by operating activities   51,857         23,185

Cash flows from financing activities
 Distribution to partners                          (500)           -
                                              ---------       --------
  Cash used in financing activities                (500)           -

Net increase in cash                             51,357         23,185
 Cash at beginning of period                     32,180          8,995
                                              ---------       --------
 Cash at end of period                         $ 83,537       $ 32,180
                                              =========       ========

The accompanying notes are an integral part of these financial statements.

WHISPERING LAKE LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Organization

Whispering Lake Limited Partnership ("Partnership") was formed on January 7, 1992 for the purpose of acquiring, owning and operating residential and commercial real estate. For the year ended December 31, 1993, the Partners were SCA Successor, Inc., the 1% General Partner, and SCA Limited Partner Corporation, the
99% Limited Partner. Effective January 1, 1994, the Limited Partnership Agreement was amended, whereby SCA Limited
Partner Corporation transferred 48% interest to Mark K. Joseph, President of SCA Realty I, Inc. All operating profits and losses are to be allocated in accordance with the percentage of partnership interest, as set forth in the Partnership Agreement. Any gains and losses recognized upon sale, exchange or other disposition of real property in the project shall also be allocated as set forth in the Partnership Agreement.

Acquisition of Property

As of August 26, 1992, the Partnership entered into an Agreement of Sale with W.L. Partnership L.P. ("Predecessor"), whereby the title to Whispering Lake Apartments, a 384-unit apartment complex located in Kansas City, Missouri, was transferred to the Partnership in lieu of foreclosure. Through this Agreement of Sale, the Partnership acquired all of Predecessor's rights, title and interest in the property, and assumed all of Predecessor's obligations under the Mortgage Note, Parity Working Capital Loan and all other mortgage loan documents (collectively the "Mortgage Loan") and the Regulatory Agreement and the Limited Operating Deficit Guaranty
(Note 5).

As a result of the change in ownership, a new basis of accounting was established. Accordingly, the aggregate acquisition cost has been allocated among the acquired assets and assumed liabilities giving appropriate recognition to the estimated fair value of the assets acquired and liabilities assumed. The acquisition was accounted for as follows:

Assumption of debt at fair market value
 (including all legal obligations - mortgage note,
 parity working capital loan and interest payable)    $  15,500,000
                                                      =============
Assets and liabilities at fair market value
   Land, property and equipment                       $  15,457,285
   Other assets                                             366,356
   Other liabilities                                       (323,641)
                                                      -------------
                                                      $  15,500,000
                                                      =============
Mortgage Loan Default

At the time of its assumption by the Partnership, the Mortgage Loan was in default for failure to pay full base interest due (Note 3).
Since that time, cash flows from operation of the property have continued to be insufficient to bring the Mortgage Loan current.
SCA Tax Exempt Fund Limited Partnership ("SCA"), an affiliate of the Partnership, holds the Mortgage Loan and has not waived default thereunder. However, SCA has represented that it has no plans or intentions to exercise its rights to accelerate the maturity of the Mortgage Loan during the ensuing year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation

The Partnership's financial statements are presented in accordance with generally accepted accounting principles.

Certain prior year amounts in the accompanying financial statements have been reclassified to conform with the current year presentation.

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation computed using the straight-line method. Provisions for depreciation are based on estimated useful lives of 40 years for buildings and improvements and 10 years for furniture and equipment.

Income Taxes

No provision for income taxes is provided in the financial statements of the Partnership. In accordance with Federal and state income tax regulations, the tax attributes of the Partnership accrue to the individual partners. Each partner's allocable share of the Partnership profit and loss is reported on the partner's tax return.


NOTE 3 - DEBT

The Partnership is obligated for a total of $17,400,000 under the Mortgage Note. The Mortgage Note is assigned to SCA to secure the payment of principal and interest on a tax-exempt Mortgage Revenue Bond in a like amount. The Mortgage Note, which is collateralized by a first priority lien on the real property and an assignment of rents, matures in December 2007. The Mortgage Note may be prepaid in whole but not in part, on or after October 1, 1994. Prepayment of the Mortgage Note may be required upon the occurrence of an event which would cause significant risk that the interest on the Mortgage Revenue Bond would be subject to taxation.

Base interest on the original Mortgage Note is payable at a rate of 7.625%. Commencing October 1, 1989, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.25% (level 1 contingent interest). Any remaining cash flow is split equally with the lender until the lender reaches its 16% per annum limit (level 2 contingent interest). To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference is deferred until the property is sold or the loan is repaid. Sales or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to provide the lender a return equal to the base interest rate plus 2.25%. Thereafter such proceeds are split equally with the lender in order to provide a return of 16%.

The Partnership is also obligated for a $790,000 Parity Working
Capital Loan issued and held by SCA, which bears the same interest rate and is payable on the same terms and conditions as the Mortgage Note discussed above.

The Partnership has been unable to pay all base interest to date on the Mortgage Loan; accordingly, it is uncertain whether project cash flows will be sufficient to pay contingent interest. As a result, no contingent interest has been accrued at December 31, 1994 and 1993. Aggregate unaccrued and unpaid level 1 and level 2 contingent interest is:

                   December 31,
               1994           1993
            -------------------------

Level 1     $2,148,694     $1,739,419
Level 2      5,849,222      4,735,084
            ----------     ----------
            $7,997,916     $6,474,503
            ==========     ==========

Because of its inability to pay all base interest to date, the Partnership is also in default of the Indenture of Trust for the Mortgage Revenue Bond held by SCA. SCA has represented to the General Partner that it does not, at this time, intend to exercise its right to accelerate the maturity of the Mortgage Revenue Bond during the ensuing year as a result of the default.

The fair market value of all debt assumed at the date of acquisition (Note 1) was less than the aggregate legal obligation under such debt (including accrued interest) at that time by $3,615,581. Such difference is being accreted via charges to interest expense over the life of the debt.

Cash outflows from operating activities for each of the years ended December 31, 1994 and 1993 include interest of $938,000 and $786,759, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

The property has been managed by Shelter Corporation ("Shelter"), an affiliate of SCA Realty I, Inc., the managing General Partner of SCA, since June 1, 1994, pursuant to a management agreement.
Management fees paid to Shelter for the year ended December 31, 1994 were $32,616.

Under the terms of the Mortgage Loan, the Partnership is obligated to pay a mortgage servicing fee to SCA Associates '86, Inc., an affiliate of SCA Realty I, Inc. This fee is calculated at .75% of the aggregate outstanding legal obligation of the Mortgage Loan on January 1 of each year. Mortgage servicing fees charged to operations for each of the years ended December 31, 1994 and 1993 were $136,425.


NOTE 5 - ADVANCES FROM GUARANTOR

As a condition precedent to the issuance of the Mortgage Loan to the original borrower, Shelter Corporation of Canada ("Shelter
Canada"), and affiliate of SCA Realty I, Inc., entered into a Limited Operating Deficit Guaranty ("LODG") agreement dated October 1,
1987 to guaranty the payment of the operating deficits of the Predecessor up to a maximum amount of $1,819,000. The LODG
Agreement expired in July 1992, at which time the aggregate amount owed to the Partnership as a result of the LODG was approximately $712,300.

In a Settlement Agreement dated November 23, 1992, SCA and
Shelter Canada reached an agreement whereby Shelter Canada
would satisfy their obligation under the LODG.   In accordance with
the terms of this agreement, Shelter Canada assigned its distribution rights and its partnership interests in SCA Associates '86, Inc. and SCA Associates '86-II, Inc., an affiliate of SCA Realty I, Inc., in full satisfaction of this obligation. To the extent distributions are received, they are considered advances to the Partnership.

Advances to the Partnership bear interest at the lesser of the Prime Rate as established by the Bank of America or the cost of borrowing of the guarantor. Advances and interest shall be repaid from the sale or refinancing proceeds of the rental properties after the payment of contingent interest. As the repayment of this obligation is contingent and subordinate to all obligations associated with the Mortgage Loan (Note 3), advances under the LODG and related interest are not reflected in the Partnership's financial statements.

As of December 31, 1994 and 1993, such contingently payable advances and interest totaled $722,689 and $549,138, respectively.


NOTE 6 - REGULATORY AGREEMENT

The Partnership is subject to a Land Use Restriction Agreement ("Regulatory Agreement") with The Industrial Development
Authority of the City of Kansas City, Missouri. Under this Regulatory Agreement, the property operated by the Partnership is required to lease or hold available for leasing at least 20% of its rental units to qualifying low or moderate income tenants. The terms of the Regulatory Agreement were established in conjunction with the Mortgage Loan to maintain the tax-exempt status of the Mortgage Revenue Bond. At December 31, 1994 and 1993, the Partnership was in compliance with the terms of this Regulatory Agreement.


NOTE 7 - SUBSEQUENT EVENTS

In connection with a financing transaction consummated by SCA on February 14, 1995, the following occurred:

Change in General Partner

As of January 1, 1995, SCA Successor, Inc., the 1% General
Partner of the Partnership, withdrew from the Partnership and was replaced by SCA Successor II, Inc. as sole General Partner. Both the former and the current General Partner are affiliates of SCA
Realty I, Inc.

Debt Restructuring

Effective February 14, 1995, the Partnership's obligation under the Mortgage Note of $17,400,000 (the "Old Debt") (see Note 3) was restructured into a Series A Mortgage Note of $8,900,000 and a Series B Mortgage Note of $8,500,000 (collectively, the "New
Debt"). The New Debt secures the payment of principal and interest on tax-exempt Mortgage Revenue Bonds in the like amounts held by SCA Tax Exempt Trust. The New Debt, which is collateralized by a first priority lien on the real property and an assignment on rents, matures in January 2030.

The Series A Mortgage Note bears interest at 7.1% per annum which is due and payable monthly. Required monthly principal payments commence January 1, 2001 and continue through maturity.

The Series B Mortgage Note bears interest equal to the greater of (a) three percent (3%) per annum or (b) the amount of Available Cash Flow, as defined, not exceeding sixteen percent (16%) per annum. Principal on the Series B Mortgage Note is due January 2030. To the extent the Partnership has Available Cash Flow, interest on the principal amount shall be due and payable monthly in accordance with the Subordination Agreement described below.

On February 14, 1995, the unpaid base interest on the Old Debt, $1,678,356, and the Parity Working Capital Loan and interest thereon, $866,145, were converted to an Accrued Interest Note and a Working Capital Note, respectively, in equivalent principal amounts. The Accrued Interest Note, Working Capital Note and
Load Loan Note in the amount of $557,797, incurred primarily to purchase the interest rate cap discussed below, (collectively, the "Notes") are held by MLPII Acquisition Limited Partnership ("MLPII"), an affiliate of SCA. The Notes are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the Partnership has Available Cash Flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly in accordance with the Subordination
Agreement described below.

The Notes and Series B Mortgage Note (together the "Junior Debt") are subordinate in priority and right of payment to the Series A Mortgage Note as described in the Subordination Agreement and can only be paid from Available Cash Flow (including Restricted Funds, as defined). Payments of principal and interest on the Junior Debt are prioritized as follows: (i) interest payments due on the Notes, prorata between the Notes; (ii) scheduled principal payments due on the Notes, prorata between the Notes; (iii) interest payments due on the Series B Mortgage Note; (vi) the principal payment of the Series B Mortgage Note due January 2030; and (v) advances and interest under the LODG agreement (Note 5).

As part of the debt restructuring, the Partnership entered into a cross-collateralization agreement with 11 other partnerships controlled by SCA Successor II, Inc. ("Other Partnerships"). This cross-collaterization agreement may result in the Partnership being obligated under the Series A mortgage note obligations of the Other Partnerships due to shortfalls in cash flows or Series A mortgage note debt service coverage ratios. Based upon information currently available, the General Partner does not anticipate that any payments will be required under the cross-collateralization agreement.

Interest Rate Swap and Cap

The Partnership entered into an interest rate swap agreement for a notional amount equal to the obligation under the Series A Mortgage Note whereby a portion of the 7.1% per annum interest rate was swapped into a floating interest rate. Under this interest rate swap, the Partnership is obligated to pay Credit Suisse Financial Products (the "Counterparty") a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. In return, the Counterparty will pay to the Partnership a fixed rate equivalent to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1, 2005. The Partnership utilized a portion of the proceeds from the Load Loan Note discussed above to purchase an interest rate cap which will serve to limit the Partnership's obligation under the floating rate to 6.1% per annum through January 1, 1999 and 5.15% per annum through January 1,
2005. The cost of the interest rate cap of $547,350 will be deferred and amortized over its life. The Partnership continues to be obligated under the Series A Mortgage Debt obligation in excess of the fixed rate equivalent received from the Counterparty. Net proceeds received, if any, under the interest swap are Restricted Funds and are available only for Junior Debt obligations.

Member Interest

On January 1, 1995, the Partnership purchased a 15.92% member interest in MLPI LLC ("MLPI"), an affiliate of SCA for $6,368.
MLPI is a limited liability company formed under and pursuant to the Maryland Limited Liability Company Act to act as the General Partner in MLPII, a Maryland Limited Partnership, and to perform the duties of General Partner under the Limited Partnership
Agreement of MLPII. MLPII intends to invest in tax-exempt bonds or operating real estate properties. The net income or loss, capital gains or losses, and distributions of MLPI shall be allocated to the Partnership in accordance with the percentage of member interest stated above. All distributions received from MLPI are classified as Restricted Funds and are available only for Junior Debt Obligations.

WILLOWGREEN I AND II LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 1994

REPORT OF INDEPENDENT ACCOUNTANTS


March 15, 1995


To the Partners of
Willowgreen I and II Limited Partnership


In our opinion, the accompanying balance sheet and the related statements of operations, of partners' deficit and of cash flows present fairly, in all material respects, the financial position of Willowgreen I and II Limited Partnership at December 31, 1994, and the results of its operations and its cash flows for the period June 30, 1994 (date of inception) through December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

WILLOWGREEN I AND II LIMITED PARTNERSHIP
BALANCE SHEET
DECEMBER 31, 1994


        Assets

Land                                                   $1,328,979
Buildings and improvements                              7,598,290
Furniture and equipment                                   703,010
                                                       ----------
                                                        9,630,279

Less accumulated depreciation                             (38,557)
                                                       ----------
 Net property and equipment                             9,591,722

Cash
 Unrestricted                                              12,861
 Escrow deposits                                           53,552
 Restricted - security deposits                            40,124
Receivables
 Rent                                                      15,177
 Partners                                                     500
Prepaid expenses                                            8,559
                                                       ----------
  Total assets                                         $9,722,495
                                                       ==========

        Liabilities and Partners' Deficit

Liabilities
 Mortgage note (Notes 3 and 4)                         $9,275,000
 Parity working capital loan (Notes 3 and 4)              175,000
 Interest payable                                         213,086
 Accounts payable, accrued expenses
  and other liabilities                                    64,159
 Security deposit liability                                40,124
                                                       ----------
  Total liabilities                                     9,767,369

Commitments and contingencies (Notes 1, 3 and 5)

Partners' deficit                                         (44,874)
                                                       ----------
  Total liabilities and partners' deficit              $9,722,495
                                                       ==========

The accompanying notes are an integral part of these financial statements.

WILLOWGREEN I AND II LIMITED PARTNERSHIP
STATEMENT OF OPERATIONS
FOR THE PERIOD JUNE 30, 1994 THROUGH DECEMBER 31, 1994


Revenue
 Gross rent potential                                  $168,922
 Less:  vacancies and concessions                       (13,459)
                                                       --------
  Rental income                                         155,463
 Interest income                                            848
 Other income                                             4,240
                                                       --------
  Total revenue                                         160,551

Expenses
 Interest expense                                        84,000
 Marketing                                                4,336
 Administrative                                          14,240
 Depreciation                                            38,557
 Real estate taxes and insurance                         13,942
 Utilities                                               23,883
 Maintenance and repairs                                 15,746
 Management fees                                          3,346
 Mortgage servicing fees                                  7,875
                                                       --------
  Total expenses                                        205,925
                                                       --------
Net loss                                               $(45,374)
                                                       ========

The accompanying notes are an integral part of these financial statements.

WILLOWGREEN I AND II LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' DEFICIT
DECEMBER 31, 1994


                                  SCA            Limited
                            Successor, Inc.      Partners      Total
                            ---------------     ----------   ----------
Contributions                        $   5       $     495    $     500

Net loss                              (454)        (44,920)     (45,374)

Partners' deficit at         --------------     ----------   ----------
  December 31, 1994                 $ (449)      $ (44,425)  $ (44,874)
                             ==============     ==========   =========

The accompanying notes are an integral part of these financial statements.

WILLOWGREEN I AND II LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
FOR THE PERIOD JUNE 30, 1994 THROUGH DECEMBER 31, 1994


Cash flows from operating activities
 Net loss                                               $(45,374)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
  Depreciation                                            38,557
  Changes in assets and liabilities
   Increase in escrow deposi ts                          (12,531)
   Decrease in restricted cash - security deposits           378
   (Increase) decrease in rent receivable                   (500)
   Increase in prepaid expenses                           15,374
   Increase in interest payable                           30,883
   Decrease in accounts payable, accrued expenses
    and other liabilities                                (19,732)
   Decrease in security deposit liability                   (378)
                                                        --------
     Net cash provided by operating activities             6,677

Cash flows from financing activities
 Contributions from partners                                 500
                                                        --------
  Cash provided by financing activities                      500

Net increase in cash                                       7,177
 Cash at beginning of period                               5,684
                                                        --------
 Cash at end of period                                  $ 12,861
                                                        ========

The accompanying notes are an integral part of these financial statements.

WILLOWGREEN I AND II LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Organization

Willowgreen I and II Limited Partnership ("Partnership") was formed June 30, 1994, for the purpose of acquiring, owning and operating residential and commercial real estate. The Partnership had no operations until the date of acquisition described below. The Partners are SCA Successor, Inc., the 1% General Partner, SCA
Limited Partner Corporation and Mark K. Joseph, President of SCA
Realty I, Inc., the 99% Limited Partners. All operating profits and losses are to be allocated in accordance with the percentage of partnership interest, as set forth in the Partnership Agreement. Any gains and losses recognized upon sale, exchange or other disposition of real property in the project shall also be allocated as set forth in the Partnership Agreement.

Acquisition of Property

As of November 21, 1994, the Partnership entered into a Transfer Agreement with Willowgreen Associates ("Predecessor"), and the Washington State Housing Finance Commission, whereby the title to the Willowgreen, a 241-unit apartment complex located in Fife, Washington, was transferred to the Partnership in lieu of foreclosure. Through this Transfer Agreement, the Partnership acquired all of Predecessor's rights, title and interest in the property, and assumed all of Predecessor's obligations under the Mortgage Note, Parity Working Capital Loan and all other mortgage loan documents (collectively the "Mortgage Loan") and the Regulatory Agreement.

As a result of the change in ownership, a new basis of accounting was established. Accordingly, the aggregate acquisition cost has been allocated among the acquired assets and assumed liabilities giving appropriate recognition to the estimated fair value of the assets acquired and liabilities assumed as follows:


Assumption of debt at fair market value
 (including all legal obligations - mortgage note,
 parity working capital loan and interest payable)    $  9,632,203
                                                      ============
Assets and liabilities at fair market value
   Land, property and equipment                       $  9,630,279
   Other assets                                            126,265
   Other liabilities                                      (124,341)
                                                      ------------
                                                      $  9,632,203
                                                      ============

Mortgage Loan Default

At the time of its assumption by the Partnership, the Mortgage Loan was in default for failure to pay full base interest due (Note 3).
Since that time, cash flows from operation of the property have continued to be insufficient to bring the Mortgage Loan current.
SCA Tax Exempt Fund Limited Partnership ("SCA"), an affiliate of the Partnership, holds the Mortgage Loan and has not waived default thereunder. However, SCA has represented that it has no plans or intentions to exercise its rights to accelerate the maturity of the Mortgage Loan during the ensuing year.

The Partnership's ability to continue as a going concern is dependent upon SCA's continued forbearance. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation

The Partnership's financial statements are presented in accordance with generally accepted accounting principles.

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation computed using the straight-line method. Provisions for depreciation are based on estimated useful lives of 40 years for buildings and improvements and 10 years for furniture and equipment.

Income Taxes

No provision for income taxes is provided in the financial statements of the Partnership. In accordance with Federal and state income tax regulations, the tax attributes of the Partnership accrue to the individual partners. Each partner's allocable share of the Partnership profit and loss is reported on the partner's tax return.


NOTE 3 - DEBT

The Partnership is obligated for a total of $9,275,000 under the Mortgage Note. The Mortgage Note is assigned to SCA to secure the payment of principal and interest on a tax-exempt Mortgage Revenue Bond in a like amount. The Mortgage Note, which is collateralized by a first priority lien on the real property and an assignment of rents, matures in December 2010. The Mortgage Note may be prepaid in whole but not in part, on or after December 1, 1993. Prepayment of the Mortgage Note may be required upon the occurrence of an event which would cause significant risk that the interest on the Mortgage Revenue Bond would be subject to taxation.

Base interest on the original Mortgage Note is payable at a rate of 8%. Commencing on February 1, 1988, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.25% (level 1 contingent interest). Any remaining cash flow is split equally with the lender until the lender reaches its 16% per annum limit (level 2 contingent interest). To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference is deferred until the property is sold or the loan is repaid. Sales or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to provide the lender a return equal to the base interest rate plus 2.25%. Thereafter such proceeds are split equally with the lender in order to provide a return of 16%.

The Partnership is also obligated for a $175,000 Parity Working
Capital Loan issued and held by SCA, which bears the same interest rate and is payable on the same terms and conditions as the Mortgage Note discussed above.

The Partnership has been unable to pay all base interest to date on the Mortgage Loan; accordingly, it is uncertain whether project cash flows will be sufficient to pay contingent interest. As a result, no contingent interest has been accrued at December 31, 1994.
Aggregate unaccrued and unpaid level 1 and level 2 contingent interest at December 31, 1994 is:

  Level 1       $1,470,656
  Level 2        3,758,344
                ----------
                $5,229,000
                ==========

Because of its inability to pay all base interest to date, the Partnership is also in default of the Indenture of Trust for the Mortgage Revenue Bond held by SCA. SCA has represented to the General Partner that it does not, at this time, intend to exercise its right to accelerate the maturity of the Mortgage Revenue Bond during the ensuing year as a result of the default.

Cash outflows from operating activities for the period ended
December 31, 1994 include interest of $53,117.


NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Mortgage Loan, the Partnership and its Predecessor are obligated to pay a mortgage servicing fee to SCA
Associates '86, L.P., an affiliate of SCA Realty I, Inc., the managing General Partner of SCA. This fee is calculated at .75% of the aggregate outstanding legal obligation of the Mortgage Loan on January 1 of each year. Mortgage servicing fees charged to operations for the period ended December 31, 1994 were $7,875, which represents an allocation of the Partnership's share of the fees since date of acquisition.


NOTE 5 - REGULATORY AGREEMENT

The Partnership is subject to a Regulatory Agreement with the Washington State Housing Finance Commission. Under the
Regulatory Agreement, the property operated by the Partnership is required to lease or hold available for leasing at least 20% of its rental units to qualifying low or moderate income tenants. The terms of the Regulatory Agreement were established in conjunction with the Mortgage Loan to maintain the tax-exempt status of the Mortgage Revenue Bond. At December 31, 1994, the Partnership was in compliance with the terms of this Regulatory Agreement.