Form 10-Q
period 1995-03-31
SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
filed 1995-05-15
CIK 806641

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of
                 Securities Exchange Act of 1934

For the period ended March 31, 1995 Commission file number 0-15725
                     --------------                        -------

            SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

      Delaware                           52-1449733
- -----------------------     ------------------------------------
(State of organization)     (I.R.S. Employer Identification No.)

218 North Charles Street, Suite 500, Baltimore, Maryland 21201
- --------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(410)962-0595
                                                   -------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

5. Other Information

6. Exhibits and Reports on Form 8-K

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
SERIES I
IN THOUSANDS, EXCEPT BAC DATA

                                                                March 31,
                                                                   1995          December 31,
                                                                (Unaudited)          1994
                                                              ---------------   ---------------
ASSETS

Cash and cash equivalents                                             $4,968            $5,240
Interest receivable                                                      438               357
Investment in mortgage revenue bonds and working
  capital loans, net of valuation allowance
  of $1,430,000 in 1995 and 1994 (Note 2)                             44,113            44,113
Investment in real estate partnerships (Note 3)                       46,727           104,709
Investment in joint investment pool (Note 5)                          54,068               -
Other assets                                                              18               622
                                                              ---------------   ---------------
     TOTAL ASSETS                                                   $150,332          $155,041
                                                              ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                    $86              $663
Distributions payable                                                     -              5,044
Due to affiliates (Note 4)                                                14                64
                                                              ---------------   ---------------
     TOTAL LIABILITIES                                                   100             5,771
                                                              ---------------   ---------------
Partners' Capital
   General Partners                                                     (295)             (305)
   Limited Partners (beneficial assignee certificates-
     issued and outstanding 200,000 certificates)                    150,527           149,575
                                                              ---------------   ---------------
     TOTAL PARTNERS' CAPITAL                                         150,232           149,270
                                                              ---------------   ---------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, & 5)

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $150,332          $155,041
                                                              ===============   ===============

The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME- (unaudited)
SERIES I
IN THOUSANDS EXCEPT PER BAC DATA

                                                               For the three     For the three
                                                               months ended      months ended
                                                                 March 31,         March 31,
                                                                   1995              1994
                                                              ---------------   ---------------
INCOME

Interest on mortgage revenue bonds and                                  $885              $885
  parity working capital loans
Interest on short-term investments                                        49                22
Equity in joint investment pool                                         (718)              -
Equity in property net income                                            917             1,446
                                                              ---------------   ---------------
     TOTAL INCOME                                                      1,133             2,353
                                                              ---------------   ---------------
EXPENSES

Operating expenses (Note 4)                                              171               197
                                                              ---------------   ---------------
     NET INCOME                                                         $962            $2,156
                                                              ===============   ===============
     NET INCOME ALLOCATED TO GENERAL PARTNERS                            $10               $22
                                                              ===============   ===============
     NET INCOME  ALLOCATED TO LIMITED PARTNERS                          $952            $2,134
                                                              ===============   ===============
     NET INCOME PER BAC                                                $4.76            $10.67
                                                              ===============   ===============

The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS- (unaudited)
SERIES I
IN THOUSANDS

                                                               For the three     For the three
                                                               months ended      months ended
                                                                 March 31,         March 31,
                                                                   1995              1994
                                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $962            $2,156
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in property net income                                       (917)           (1,446)
    Equity in joint investment pool loss                                 718
    Interest distributions from investment in
      real estate partnerships                                         1,968             2,079
    Interest distribution from investment in joint
      investment pool                                                    282               -
    (Increase) decrease in interest receivable                           (81)              -
    (Increase) decrease in other assets                                  604               -
    Increase (decrease) in accounts payable
      and accrued expenses                                              (577)               11
    Increase (decrease) in due to affiliates                             (50)               13
                                                              ---------------   ---------------
Net cash provided by operating activities                              2,909             2,813
                                                              ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Transfer of proceeds from investment in joint investment pool          1,863               -
                                                              ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners                                              (5,044)           (5,052)
                                                              ---------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                           (272)           (2,239)
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                            5,240             5,032
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $4,968            $2,793
                                                              ===============   ===============

The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
SERIES I
FOR THE PERIOD DECEMBER 31, 1994 THROUGH MARCH 31, 1995
IN THOUSANDS

                                      LIMITED PARTNERS
                                        BENEFICIAL
                                          ASSIGNEE               GENERAL
                                        CERTIFICATES             PARTNERS            TOTAL
                                      ----------------        ---------------   ---------------
Balance, December 31, 1994                   $149,575                  ($305)         $149,270

Net income (unaudited)                            952                     10               962
                                      ----------------        ---------------   ---------------
Balance, March 31, 1995 (unaudited)          $150,527                  ($295)         $150,232
                                      ================        ===============   ===============

The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
SERIES II
IN THOUSANDS, EXCEPT BAC DATA

                                                                March 31,
                                                                   1995          December 31,
                                                                (Unaudited)          1994
                                                              ---------------   ---------------
ASSETS

Cash and cash equivalents                                             $2,649            $2,615
Interest receivable                                                      199               199
Investment in mortgage revenue bonds and
  parity working capital loans (Note 2)                               30,440            30,440
Investment in real estate partnerships (Note 3)                          -              47,982
Investment in joint investment pool (Note 5)                          45,460               -
Other assets                                                               9               504
                                                              ---------------   ---------------
     TOTAL ASSETS                                                    $78,757           $81,740
                                                              ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                    $35              $447
Distributions payable                                                     -              2,669
Due to affiliates (Note 4)                                                51                31
                                                              ---------------   ---------------
     TOTAL LIABILITIES                                                    86             3,147
                                                              ---------------   ---------------
Partners' Capital
   General Partners                                                      (80)              (81)
   Limited Partners (beneficial assignee certificates-
     issued and outstanding 96,256 certificates)                      78,751            78,674
                                                              ---------------   ---------------
     TOTAL PARTNERS' CAPITAL                                          78,671            78,593
                                                              ---------------   ---------------
     COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, & 5)

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $78,757           $81,740
                                                              ===============   ===============

The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME- (unaudited)
SERIES II
IN THOUSANDS EXCEPT PER BAC DATA

                                                               For the three     For the three
                                                               months ended      months ended
                                                                 March 31,         March 31,
                                                                   1995              1994
                                                              ---------------   ---------------
INCOME

Interest on mortgage revenue bonds and
  parity working capital loans                                          $597              $597
Interest on short-term investments                                        25                13
Equity in joint investment pool                                         (761)              -                -
Equity in property net income                                            296               434
                                                              ---------------   ---------------
     TOTAL INCOME                                                        157             1,044
                                                              ---------------   ---------------
EXPENSES

Operating expenses (Note 4)                                               79                94
                                                              ---------------   ---------------
     NET INCOME                                                          $78              $950
                                                              ===============   ===============
     NET INCOME ALLOCATED TO GENERAL PARTNERS                             $1               $10
                                                              ===============   ===============
     NET INCOME ALLOCATED TO LIMITED PARTNERS                            $77              $940
                                                              ===============   ===============
     NET INCOME PER BAC                                                $0.80             $9.77
                                                              ===============   ===============

The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS- (unaudited)
SERIES II
IN THOUSANDS

                                                               For the three     For the three
                                                               months ended      months ended
                                                                 March 31,         March 31,
                                                                   1995              1994
                                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $78              $950
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in property net income                                       (296)             (434)
    Equity in joint investment pool loss                                 761                -
    Interest distributions from investment in
      real estate partnerships                                           895               754
    Interest distribution from investment in joint
      investment pool                                                     44                -
    (Increase) decrease in other assets                                  495                (4)
    Increase (decrease) in accounts payable
      and accrued expenses                                              (412)               (6)
    Increase (decrease) in due to affiliates                              20                 6
                                                              ---------------   ---------------
Net cash provided by operating activities                              1,585             1,266
                                                              ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Transfer of proceeds from investment in joint investment pool          1,118                -
                                                              ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners                                              (2,669)           (2,915)
                                                              ---------------   ---------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                             34            (1,649)
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                            2,615             3,035
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $2,649            $1,386
                                                              ===============   ===============

The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
SERIES II
FOR THE PERIOD DECEMBER 31, 1994 THROUGH MARCH 31, 1995
IN THOUSANDS

                                      LIMITED PARTNERS
                                        BENEFICIAL
                                          ASSIGNEE               GENERAL
                                        CERTIFICATES             PARTNERS            TOTAL
                                      ----------------        ---------------   ---------------
Balance, December 31, 1994                     78,674                   (81)            78,593

Net income (unaudited)                             77                     1                 78
                                      ----------------        ---------------   ---------------
Balance, March 31, 1995 (unaudited)            78,751                   (80)            78,671
                                      ================        ===============   ===============

The accompanying notes are an integral part of these financial statements.


     SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
        NOTES TO THE FINANCIAL STATEMENTS
             (SERIES I AND SERIES II)

NOTE 1 - STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations and cash flows for the periods ended March 31, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the SCA Tax Exempt
Fund Limited Partnership's (the "Partnership") 1994 Annual Report on
Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

NOTE 2 -  INVESTMENT IN MORTGAGE REVENUE BONDS
AND PARITY WORKING CAPITAL LOANS

The Partnership has invested in various mortgage revenue bonds, whose proceeds were used to make nonrecourse participating first mortgage loans on multifamily housing developments. The Partnership's rights and specific terms are defined by the various loan documents which were negotiated at the time of settlement. The basic terms and structure of each transaction were described in Note 3 to the December 31, 1994 financial statements included in Form 10-K.

As of March 31, 1995, Series I held 14 mortgage revenue bonds, five of which are treated as investments in mortgage revenue bonds aggregating $43,177,900, net of a valuation allowance of $1,430,000 and four of which are treated as investments in real estate partnerships (see Note 3). The remaining Series I mortgage revenue bonds (five) were reclassified to the joint investment pool discussed in Note 5. Series II held nine mortgage revenue bonds at March 31, 1995, three of which are treated as investments in mortgage revenue bonds aggregating $29,624,600. (See also Note 3.) The remaining Series II mortgage revenue bonds (six) were reclassified to the joint investment pool discussed in Note 5.

Lakeview: On April 19, 1995, the Managing General Partner successfully transferred the Lakeview deed to a New Borrower pursuant to the terms of a settlement agreement negotiated with the original borrower. Accordingly, Lakeview will be treated as an Investment in Real Estate beginning on April 19, 1995, the date of transfer.


Descriptions of the various mortgage revenue bonds and working capital loans owned by the Partnership at March 31, 1995 are as follows:

Series I
Investment in Mortgage                   Base       First Tier                Face        Carrying
Revenue Bonds and Parity               Interest     Contingent  Maturity     Amount        Amount
Working Capital Loans (Note 2)           Rate          Rate       Date      (000's)        (000's)
- ----------------------------------- --------------- ---------- ---------- ------------ ---------------
Alban Place Apartments                       7.875      2.375  Oct. 2008      $10,500         $10,500
Frederick, MD
Alban Place Limited Partnership

Northridge Park Apartments                   7.500      2.000  June 2012        8,950           8,950
Salinas, CA
Northridge Park Phase II

Lakeview Garden Apartments                   7.750      2.500  Aug. 2007        9,308           7,878
Dade Co., FL
Lakeview Garden Apartments
Limited Partnership

Riverset Apartments                          7.875      2.100  Nov. 1999        6,535           6,535
Memphis, TN
Auction Street Associates
Limited Partnership

Villa Hialeah                                7.875      2.375  Oct. 2009       10,250          10,250
Hialeah, FL
Shelter Group South East -
Hialeah, A Limited Partnership
                                                                          ------------ ---------------
Series I Mortgage Revenue
  Bond and Parity Working
  Capital Loan Investment Total                                               $45,543         $44,113  (1)
                                                                          ============ ===============

                                      Date of In-      Base    First Tier                   Face          Carrying
Series I Investment in Real            Substance     Interest  Contingent   Maturity       Amount          Amount
Estate Partnerships (Note 3)          Foreclosure      Rate       Rate        Date         (000's)         (000's)
- ----------------------------------- --------------- ---------- ---------- ------------ --------------- ---------------
Newport-on-Seven                    Dec.  1, 1991       8.125      2.375   Aug. 2008           10,800           7,467
St. Louis Park, MN
St. Louis Park Housing Partners,
A Limited Partnership

North Pointe Apartments             Dec. 31, 1991       7.875      2.375   Aug. 2006           25,850          19,860
San Bernardino, CA
Cal-Shel Limited Partnership

Creekside Village Apartments        Dec. 31, 1992       7.500      2.250   Nov. 2009           11,985          10,251
Sacramento, CA
Creekside Village Limited
Partnership

Willowgreen Apartments              Sep. 30, 1993       8.000      2.250   Dec. 2010            9,450           9,149
Tacoma, WA
Willowgreen Associates
Limited Partnership                                                                    --------------- ---------------

Series I Investment in
Real Estate Partnerships Total                                                                 58,085          46,727
                                                                                       =============== ===============

Series II
Investment in Mortgage                   Base       First Tier                Face        Carrying
Revenue Bonds and Parity               Interest     Contingent  Maturity     Amount        Amount
Working Capital Loans (Note 2)           Rate          Rate       Date      (000's)        (000's)
- ----------------------------------- --------------- ---------- ---------- ------------ ---------------
Riverset Apartments                          7.875      2.100  Nov. 1999      $12,640         $12,640
Memphis, TN
Auction Street Associates
Limited Partnership

Southfork Village Apartments                 7.875      2.375  Jan. 2009       10,550          10,550
Lakeville, MN
Southfork Apartments
Limited Partnership

Emerald Hills Apartments                     7.750      2.500  Apr. 2008        7,250           7,250
Issaquah, WA
Axelrod Emerald Hills Association
Limited Partnership                                                       ------------ ---------------

Series II Mortgage Revenue
  Bond and Working Capital
  Loan Investment Total                                                       $30,440         $30,440  (2)
                                                                          ============ ===============

(1)  Amount includes $43,177,900 of mortgage revenue bonds and $934,600 of parity working capital loans.
(2)  Amount includes $29,624,600 of mortgage revenue bonds and $815,400 of parity working capital loans.

The Managing General Partner periodically evaluates the carrying values of investments in mortgage revenue bonds and working capital loans. There were no valuation adjustments on the investment in mortgage revenue bonds and working capital loans during the quarters ended March 31, 1995 and 1994, as the Managing General Partner's estimate of net realizable value exceeded the respective carrying value for each investment. The Managing General Partner will continue to evaluate the need for valuation allowances in the future as circumstances change.


NOTE 3 -  INVESTMENT IN REAL ESTATE PARTNERSHIPS

As previously discussed in Note 4 to the December 31, 1994 financial statements included in Form 10-K, the Partnership accounts for certain investments in mortgage revenue bonds as investments in real estate partnerships. This accounting treatment is for financial reporting purposes only and does not affect the income reported for federal income tax purposes, the amount of distributions to investors or the Managing
General Partner's intentions related to other matters including ongoing legal actions, if any. The Partnership reclassified all of the current investments in real estate partnerships prior to 1995.

On February 14, 1995, the Partnership consummated a financing transaction whereby additional proceeds were raised through the offering of $67,700,000 in aggregate principal amount of Multifamily Mortgage
Revenue Bond Receipts, (collectively, the "Receipts"). The Receipts are collateralized by a pool of eleven of the original mortgage revenue bonds (five in Series I and six in Series II) held by the Partnership. As a result, the eleven original mortgage revenue bonds, previously recorded as investments in real estate partnerships, were reclassified to the joint investment pool (discussed in Note 5). As of March 31, 1995, therefore, four properties in Series I and none in Series II were accounted for as investments in real estate partnerships as compared to nine in Series I and six in Series II at March 31, 1994.

The Partnership continues to share in earnings of properties treated as investments in real estate partnerships in accordance with the original terms of the mortgage loans collateralizing the mortgage revenue bonds.
For those properties owned by partnerships controlled by SCA Successor, Inc., an affiliate of the Managing General Partner, the Partnership has not waived default; however, the Managing General Partner has no plans or intentions to accelerate the maturity of the mortgage loans. In addition, the Partnership is responsible for any post-transfer operating deficits incurred. No operating deficits were funded by the Partnership during the first three months of 1995 or 1994.

For investments accounted for as investments in real estate partnerships, each Series recognized net operating income after depreciation for the period January 1 through February 14, 1995 for those properties included in the joint investment pool (five for Series I and six for Series II) as well as net operating income after depreciation for the three months ended
March 31, 1995 for those properties classified as investments in real estate partnerships (four for Series I and none for Series II). Series I recognized net operating income after depreciation of approximately $917,000 and $1,446,000 (for nine properties as of March 31, 1994) while Series II recognized approximately $296,000 and $434,000 (for five properties as of March 31, 1994) for the three months ended March 31, 1995 and 1994,
respectively.   For those same periods and for the same number of
properties, Series I collected interest payments of approximately
$1,968,000 and $2,079,000 and Series II collected  approximately
$895,000 and $754,000.

The Managing General Partner periodically evaluates the carrying values of investments in real estate partnerships. During the first quarter of 1995 and 1994, no valuation adjustments were made as estimated net sale or refinancing proceeds exceeded the respective carrying value for each investment. The Managing General Partner will continue to evaluate the need for valuation allowances in the future as circumstances change.


Summarized Financial Information

Combined financial information for the investments in real estate is presented below. This summary has been derived from the financial records of the individual partnerships and does not reflect related valuation adjustments and other basis differences recorded by the Partnership in its financial statements. Results of operations of the properties are included subsequent to their respective effective dates for reclassification to investments in real estate (see Note 2) and excluded after their reclassification to the joint investment pool (see Note 5). Accordingly, in Series I, the combined results of operations for the quarter ended March 31, 1995 includes four properties for the period January 1, 1995 through March 31, 1995 and five properties for the period January
1, 1995 through February 14, 1995. In Series II, the combined results of operations for the quarter ended March 31, 1995 includes six properties for the period January 1, 1995 through February 14, 1995. For the quarter ended March 31, 1994, the combined results of operations for Series I and Series II includes nine and five properties, respectively.

Series I

Combined Financial Position (unaudited)          March 31,     December 31,
          (in 000's)                                1995           1994
                                                ------------   ------------
Land, buildings and equipment,
  net of accumulated depreciation                   $50,660       $114,160
Other assets                                          1,223          2,057
                                                ------------   ------------
     Total Assets                                   $51,883       $116,217
                                                ============   ============
Liabilities due to the Partnership
  including bonds                                   $64,213       $146,996
Other liabilities                                     1,110          2,351
Partners' deficit                                   (13,440)       (33,130)
                                                ------------   ------------
     Total liabilities and partners' deficit        $51,883       $116,217
                                                ============   ============
</table)


Combined Results of Operations (unaudited)
          (in 000's)

                                                Three Months Ended March 31,
                                                    1995           1994
                                                ------------   ------------
Revenues                                             $3,350         $4,745
Operating expenses                                    1,864          2,556
                                                ------------   ------------
Net operating income                                  1,486          2,189
Depreciation                                            569            743
                                                ------------   ------------
Net Income                                             $917         $1,446
                                                ============   ============
</table)

Series II

Combined Financial Position (unaudited)         December 31,
          (in 000's)                                1994
                                                ------------
Land, buildings and equipment,
  net of accumulated depreciation                   $45,616
Other assets                                          1,219
                                                ------------
     Total Assets                                   $46,835
                                                ============
Liabilities due to the Partnership
  including bonds                                   $57,572
Other liabilities                                     1,220
Partners' deficit                                   (11,957)
                                                ------------
     Total liabilities and partners' deficit        $46,835
                                                ============
</table)


Combined Results of Operations (unaudited)
          (in 000's)

                                                Three Months Ended March 31,
                                                    1995           1994
                                                ------------   ------------
Revenues                                               $959         $1,894
Operating expenses                                      483          1,090
                                                ------------   ------------
Net operating income                                    476            804
Depreciation                                            180            370
                                                ------------   ------------
Net Income                                             $296           $434
                                                ============   ============
</table)



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




                                             Periods Ended March 31,
                                              1995              1994
                                         ---------------   ---------------
                                                    (in 000's)
Series I
  Salaries of noncontrolling persons &
     related expenses                               $89               $67
  Other administrative expenses                      17                19
                                         ---------------   ---------------
         Expenses reimbursed                       $106               $86
                                         ===============   ===============
Series II
  Salaries of noncontrolling persons &
     related expenses                               $43               $32
  Other administrative expenses                       8                 9
                                         ---------------   ---------------
         Expenses reimbursed                        $51               $41
                                         ===============   ===============



Included in Due to Affiliates in the accompanying balance sheets are amounts payable to the Managing General Partner and its affiliates related to such administrative and operating costs. At March 31, 1995, the amounts due approximated $14,000 in Series I and $7,000 in Series II, while at December 31, 1994, they were approximately $64,000 in Series
I and $31,000 in Series II.

As previously detailed in the Partnership's Prospectus, affiliates of the Managing General Partner receive fees for mortgage servicing from the limited partnerships owning the mortgaged properties. With respect to the investments in real estate partnerships (see Note 3) and those properties in the joint investment pool (see Note 5), the payment of these fees has continued after the reclassification from investments in mortgage revenue bonds, since the bonds are still owned by the Partnership. The fees paid by all borrowing partnerships to affiliates of the Managing General Partner approximated $370,000 for the three months ended
March 31, 1995 and 1994.

The General Partners are entitled to an allocation of the Partnership's profits, losses and cash distributions as specified in the Partnership Agreement. During the first quarter of 1995 the Partnership paid a cash distribution of $44,000 and $22,000 to the General Partners of Series I and Series II, respectively. These amounts represent the General Partners' portion of the $5,044,000 and $2,669,000 semiannual distributions paid for Series I and Series II, respectively, on February 10, 1995.

The operating expenses for several properties include property management fees paid to affiliates of the Managing General Partner. During the three months ended March 31, 1995 and 1994, these fees approximated $254,000 for ten properties and $128,000 for seven properties, respectively.

Shelter Corporation of Canada Limited (SCCL), a general partner of the Associate General Partner, is contractually obligated under guarantees to the nonaffiliated borrowers of North Pointe and Whispering Lake to fund operating deficits. The unpaid balances due under the limited operating deficit guarantees, including accrued interest as of March 31, 1995, approximated $250,000 and $350,000 for North Pointe and Whispering
Lake, respectively. Scheduled payments totalling $31,000 and $33,000 were received on the North Pointe obligation during the first three months of 1995 and 1994, respectively. Under the Whispering Lake obligation, scheduled payments totalling $44,000 and $47,000 were received during the first three months of 1995 and 1994, respectively.


NOTE 5 - JOINT INVESTMENT POOL

As previously discussed, on February 14, 1995, the Partnership consummated a financing transaction which raised additional proceeds through the offering of $67,700,000 in aggregate principal amount of Multifamily Mortgage Revenue Bond Receipts, (collectively, the
"Receipts"). The Receipts are collateralized by a pool of eleven of the original mortgage revenue bonds held by the Partnership (five in Series I and six in Series II). These eleven bonds all relate to properties that defaulted on their original debt obligation and were previously recorded as investments in real estate partnerships. Subsequent to the financing transaction, the net carrying values of these bonds were reclassified to the joint investment pool. The cash stream from one additional property, Creekside Village ("Creekside"), which also defaulted on its original debt obligation, has been pledged as further security for the transaction. The operating partnerships for the underlying properties that collateralize the bonds, including Creekside, were controlled by SCA Successor, Inc., an affiliate of the Managing General Partner. On January 1, 1995, SCA Successor, Inc., the General Partner of these operating partnerships, withdrew and was replaced by SCA Successor II, Inc., an affiliate of the
Managing General Partner, as sole General Partner.   The specific bonds
are as follows:

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
                                         ================ ================ ================



Eleven bonds in the aggregate principal amount of $126,590,000 were refunded by the issuers of such bonds. As a result, a Series A Bond and a Series B Bond (whose aggregate principal amount equals that of the original bonds) were exchanged for each of the original bonds. The aggregate principal amount of the Series A Bonds and Series
B Bonds is $67,700,000 and $58,890,000, respectively.  Each Series B
Bond is subordinate to the related issue of Series A Bonds. In addition, the maturity date for each bond has been extended as part of the refunding to January 2030.

The Series A Bonds bear interest at various fixed rates per annum, as detailed on the schedule above, which is due and payable monthly. The Series A Bonds are subject to mandatory sinking fund redemptions commencing January 1, 2001 and continuing through maturity. Interest paid on the Series A Bonds for the quarter ended March 31, 1995 approximated $369,000 for Series I and $251,000 for Series II.

The Series B Bonds bear interest equal to the greater of (a) three percent (3%) per annum or (b) the amount of available cash flow not exceeding
16% per annum. Principal on the Series B Bonds will not be amortized, but will be required to be repaid or refinanced in a lump sum payment at maturity, January 2030. To the extent the operating partnerships have available cash flow, interest on the principal amount shall be due and payable monthly. For the quarter ended March 31, 1995, approximately $282,000 and $44,000 of interest was paid on the Series B Bonds for Series I and Series II, respectively.

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

Through the Series A Bonds, the Receipt holders have a fixed interest rate and preferred return position so that a guaranteed, preferred, fixed rate tax exempt return will be paid from the interest collected. The operating partnerships entered into an interest rate swap agreement whereby a portion of the fixed interest rate under the Series A Bonds was swapped for a floating tax exempt interest rate. This mechanism will allow the Partnership to realize the potential benefit of traditionally lower floating interest rates. Under this interest rate swap, the operating partnerships are obligated to pay a floating rate equivalent to the PSA Municipal Swap
Index, an index of weekly tax exempt variable rate issues. For the quarter ended March 31, 1995, approximately $75,000 and $50,000 of net proceeds was received under the swap agreement in Series I and Series II properties, respectively. Also, an interest rate cap was purchased by the operating partnerships to limit their exposure resulting from the floating tax exempt interest rate obligation. Approximately $21,000 and $16,000 of amortization was expensed related to the cost of the interest rate cap in Series I and Series II properties, respectively. These amounts are included in net interest expense as adjustments to the cost of the additional proceeds.

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

In return for the sale of Receipts in the Series A Bonds, the Trust, for the benefit of the Partnership, received $67.7 million. The proceeds from the sale of the Receipts have been invested in MLP III Investment Limited Partnership ("MLP III"), a Maryland limited partnership. MLP III is owned by the Partnership through a 99% general partner interest and SCA Limited Partner Corporation, an affiliate of the Managing General Partner, through a one percent (1%) limited partner interest. MLP III invested the net proceeds from the sale of the Receipts, approximately $56.8 million, in MLP II Acquisition Limited Partnership ("MLP II"), a Maryland limited partnership. MLP II is owned by MLP III through a 98.99% limited partner interest (39.996% annual profits and distributions interest), MLP
I LLC ("MLP I"), a Maryland limited liability company, through a one percent (1%) general partner interest (60% annual profits and distributions interest) and SCA Limited Partner Corp., an affiliate of the Managing General Partner, through a .01% limited partner interest (.001% annual profits and distributions interest). MLP I is owned collectively by the operating partnerships. MLP III and MLP II are both affiliates of the Managing General Partner. The net proceeds held by MLP II are currently invested in various short-term investments. Approximately
$10.9 million was used to finance transaction costs, Partnership reserves and the interest rate cap.

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

Unpaid accrued base interest of approximately $15.5 million on the eleven original bonds and the Parity Working Capital Loans, and interest thereon, of approximately $4.8 million, were converted to Accrued
Interest Notes and Working Capital Notes, respectively, in equivalent principal amounts. The Partnership contributed the Accrued Interest
Notes and Working Capital Notes to MLP III who contributed them, in turn, to MLP II. In addition, MLP II loaned the operating partnerships approximately $4.2 million (the "Load Loan Notes") to purchase an interest rate cap which will serve to limit the operating partnerships' obligation under the floating rate obligations discussed above. The Accrued Interest Notes, Working Capital Notes and Load Loan Notes, (collectively the "Notes") in the aggregate principal amount of approximately $24.5 million, are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the operating partnerships have available cash flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly. Principal payments made on the Notes for the period ended March 31, 1995 were approximately $113,000 for Series I properties and $85,000 for Series II properties while interest payments made during the first quarter were approximately $96,000 and $49,000 in Series I and Series II properties.

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


The joint investment pool comprises the operating partnerships, MLP I, MLP II, MLP III and the Trust. The combined balance sheet, income statement and changes in equity of the joint investment pool as of and for the quarter ended March 31, 1995 shown below reflects all related valuation adjustments and other basis differences recorded by the Partnership in its financial statements through that date. All significant intercompany balances and transactions have been eliminated.

JOINT INVESTMENT POOL:
(in thousands)
ASSETS
 Land & land improvements                      $      11,521
 Buildings & improvements                            102,916
 Furniture & fixtures                                  3,465
                                              --------------
   Subtotal                                          117,902
 Less accumulated depreciation                       (13,371)
                                              --------------
   Total                                             104,531

 Cash and cash equivalents                             2,159
 Short-term investments                               56,830
 Interest receivable on short-term investments           384
 Accounts receivable and prepaid expenses                139
 Other assets                                          5,904
                                              --------------
   TOTAL ASSETS                                $     169,947
                                              ==============
LIABILITIES AND EQUITY
 Accounts payable and accrued expenses         $       2,717
 Custody receipts outstandings                        67,700
                                              --------------
   TOTAL LIABILITIES                                  70,417
                                              --------------
 Minority interest                                         2
                                              --------------
 Equity:
   Series I                                           54,068
   Series II                                          45,460
                                              --------------
   TOTAL EQUITY                                       99,528
                                              --------------
   TOTAL LIABILITIES AND EQUITY                $     169,947
                                              ==============

INCOME STATEMENT:                                 Three
(in thousands)                                 Months ended
                                              March 31, 1995
                                              --------------
INCOME:
 Net rental income                             $       2,494
 Interest income                                         472
                                              --------------
   TOTAL INCOME                                        2,966
                                              --------------
EXPENSES:
 Rental expenses                                       2,000
 Operating expenses                                    1,898
 Net interest expense                                    545
                                              --------------
   TOTAL EXPENSES                                      4,443
                                              --------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST            (1,477)

MINORITY INTEREST                                          2
                                              --------------
NET INCOME (LOSS)                              $      (1,479)
                                              ==============
NET INCOME (LOSS) ALLOCATED TO SERIES I        $        (718)
                                              ==============
NET INCOME (LOSS) ALLOCATED TO SERIES II       $        (761)
                                              ==============

STATEMENT OF CHANGES IN EQUITY:
(in thousands)
                                  SERIES I      SERIES II
                               -------------- --------------
Balance, February 14, 1995      $      55,068  $      46,265

Net income (loss)                        (718)          (761)

Distributions                            (282)           (44)
                                -------------- --------------
Balance, March 31, 1995         $      54,068  $      45,460
                               ============== ==============


- -----------------------------------------------------------------------------------------------------------------------------------
                    |             |           |              |              |   Total     |    Total    |   Total    |   Total    |
Mortgaged           |             |           |  Occupancy   |  Occupancy   |  Operating  |  Operating  | Operating  | Operating  |
Property Name &     |    Loan     |  Total    |    as of     |    as of     |  Revenues   |  Revenues   |Expenses (1)|Expenses (1)|
Location            |   Amount    |  Units    |   3/31/95    |   3/31/94    |1/95 to 3/95 |1/94 to 3/94 |1/95 to 3/95|1/94 to 3/94|
- -----------------------------------------------------------------------------------------------------------------------------------
SERIES I            |             |           |              |              |             |             |            |            |
Alban Place         |  10,500,000 |       194 |         95.4%|         97.4%|     389,465 |     378,608 |    203,653 |    198,221 |
  Frederick, MD     |             |           |              |              |             |             |            |            |
Barkley Place       |   9,630,000 |       156 |         94.2%|         98.1%|     735,734 |     690,325 |    504,255 |    471,014 |
  Fort Myers, FL    |             |           |              |              |             |             |            |            |
Creekside Village   |  11,985,000 |       296 |         90.5%|         97.3%|     372,313 |     385,042 |    207,645 |    218,197 |
  Sacramento, CA    |             |           |              |              |             |             |            |            |
Lakeview Garden     |   9,307,500 |       180 |         95.0%|         87.7%|     303,699 |     277,283 |    175,317 |    137,701 |
  Dade County, FL   |             |           |              |              |             |             |            |            |
The Montclair       |  15,465,000 |       159 |         95.6%|         96.2%|     627,082 |     591,130 |    315,273 |    333,447 |
  Springfield, MO   |             |           |              |              |             |             |            |            |
Newport Village     |  10,880,000 |       220 |         99.5%|         94.5%|     390,979 |     356,522 |    174,810 |    198,622 |
  Thornton, CO      |             |           |              |              |             |             |            |            |
Newport on Seven    |  10,800,000 |       167 |         94.6%|         98.8%|     367,312 |     361,086 |    220,935 |    219,032 |
  St. Louis Park, MN|             |           |              |              |             |             |            |            |
Nicollet Ridge      |  20,340,000 |       339 |        100.0%|         92.6%|     690,651 |     629,361 |    446,319 |    428,786 |
  Burnsville, MN    |             |           |              |              |             |             |            |            |
North Pointe        |  25,850,000 |       540 |         75.0%|         84.4%|     606,596 |     709,809 |    477,641 |    418,010 |
  San Bernardino, CA|             |           |              |              |             |             |            |            |
Northridge Park II  |   8,950,000 |       128 |         97.6%|         93.0%|     254,635 |     261,325 |    122,724 |     91,499 |
  Salinas, CA       |             |           |              |              |             |             |            |            |
Riverset Apartments |   6,535,000 |       120 |         98.0%|        100.0%|     211,694 |     202,697 |     69,866 |     64,291 |
  Memphis, TN       |             |           |              |              |             |             |            |            |
Steeplechase Falls  |  18,100,000 |       450 |         94.2%|         94.0%|     729,454 |     682,950 |    344,910 |    311,132 |
  Knoxville, TN     |             |           |              |              |             |             |            |            |
Villa Hialeah       |  10,250,000 |       245 |         95.9%|        100.0%|     410,751 |     428,695 |    249,340 |    247,217 |
  Hialeah, FL       |             |           |              |              |             |             |            |            |
Willowgreen         |   9,450,000 |       241 |         87.1%|         91.7%|     352,662 |     332,076 |    181,076 |    174,426 |
  Fife, WA          |             |           |              |              |             |             |            |            |
- -------------------------------------------------------------|--------------|------------------------------------------------------
TOTALS:             | 178,042,500 |     3,435 |--------------|--------------|   6,443,027 |   6,286,909 |  3,693,764 |  3,511,595 |
- -----------------------------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------
                    |                |             |              |
                    |                |             | 1/95 to 3/95 |
Mortgaged           |  1/95 to 3/95  |1/95 to 3/95 |    Cash      |
Property Name &     |  Debt Service  |Debt Service |Available for |
Location            |     Due ($)    |Paid ($) (3) |  SCATEF (4)  |
- -------------------------------------------------------------------
SERIES I            |                |             |              |
Alban Place         |     206,719    |     206,719 |      206,719 |
  Frederick, MD     |                |             |              |
Barkley Place       |     189,234 (2)|     342,744 |      294,549 |
  Fort Myers, FL    |                |             |              |
Creekside Village   |     224,719    |     182,678 |      182,678 |
  Sacramento, CA    |                |             |              |
Lakeview Garden     |     180,333    |     125,000 |      125,000 |
  Dade County, FL   |                |             |              |
The Montclair       |     296,607 (2)|     395,297 |      318,183 |
  Springfield, MO   |                |             |              |
Newport Village     |     212,769 (2)|     284,685 |      227,984 |
  Thornton, CO      |                |             |              |
Newport on Seven    |     219,375    |     177,000 |      177,000 |
  St. Louis Park, MN|                |             |              |
Nicollet Ridge      |     373,674 (2)|     426,461 |      354,564 |
  Burnsville, MN    |                |             |              |
North Pointe        |     508,922    |     125,992 |      125,992 |
  San Bernardino, CA|                |             |              |
Northridge Park II  |     167,811    |     167,811 |      167,811 |
  Salinas, CA       |                |             |              |
Riverset Apartments |     128,658    |     128,658 |      128,658 |
  Memphis, TN       |                |             |              |
Steeplechase Falls  |     359,842 (2)|     660,907 |      545,739 |
  Knoxville, TN     |                |             |              |
Villa Hialeah       |     201,797    |     201,797 |      201,797 |
  Hialeah, FL       |                |             |              |
Willowgreen         |     189,000    |     169,594 |      169,594 |
  Fife, WA          |                |             |              |
Cash from Other     |                |             |              |
  Sources (5)       |                |             |      150,828 |
- -------------------------------------------------------------------
TOTALS:             |   3,459,460    |   3,595,343 |    3,377,096 |
- -------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------------------
                    |             |           |              |              |   Total     |    Total    |   Total    |   Total    |
Mortgaged           |             |           |  Occupancy   |  Occupancy   |  Operating  |  Operating  | Operating  | Operating  |
Property Name &     |    Loan     |  Total    |    as of     |    as of     |  Revenues   |  Revenues   |Expenses (1)|Expenses (1)|
Location            |   Amount    |  Units    |   3/31/95    |   3/31/94    |1/95 to 3/95 |1/94 to 3/94 |1/95 to 3/95|1/94 to 3/94|
- -----------------------------------------------------------------------------------------------------------------------------------
SERIES II           |             |           |              |              |             |             |            |            |
Emerald Hills       |   7,250,000 |       130 |        100.0%|         93.1%|     253,664 |     241,377 |    129,866 |    121,213 |
  Issaquah, WA      |             |           |              |              |             |             |            |            |
Gilman Meadows      |   7,100,000 |       125 |         94.4%|         90.4%|     272,307 |     237,161 |    129,800 |    110,730 |
  Issaquah, WA      |             |           |              |              |             |             |            |            |
Hamilton Chase      |  13,975,000 |       300 |         97.3%|         95.7%|     501,605 |     494,850 |    285,233 |    310,410 |
  Chattanooga, TN   |             |           |              |              |             |             |            |            |
Mallard Cove I      |   2,610,000 |        63 |         93.7%|         93.7%|      89,933 |      82,942 |     54,667 |     61,639 |
  Everett, WA       |             |           |              |              |             |             |            |            |
Mallard Cove II     |   6,740,000 |       135 |         99.3%|         91.9%|     234,959 |     215,800 |    121,753 |    137,087 |
  Everett, WA       |             |           |              |              |             |             |            |            |
The Meadows         |   7,200,000 |       200 |        100.0%|         95.6%|     307,859 |     271,837 |    137,499 |    139,046 |
  Memphis, TN       |             |           |              |              |             |             |            |            |
Riverset Apartments |  12,640,000 |       232 |         98.0%|         97.4%|     410,935 |     392,071 |    135,622 |    124,357 |
  Memphis, TN       |             |           |              |              |             |             |            |            |
Southfork Village   |  10,550,000 |       200 |         97.5%|         96.5%|     443,395 |     422,345 |    193,049 |    188,953 |
  Lakeville, MN     |             |           |              |              |             |             |            |            |
Whispering Lake     |  18,190,000 |       384 |         97.9%|         88.3%|     539,282 |     482,839 |    276,981 |    288,036 |
  Kansas City, MO   |             |           |              |              |             |             |            |            |
- -------------------------------------------------------------|--------------|------------------------------------------------------
TOTALS:             |  86,255,000 |     1,769 |--------------|--------------|   3,053,939 |   2,841,222 |  1,464,470 |  1,481,471 |
- -----------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------
                    |                |             |1/95 to 3/95  |
Mortgaged           |  1/95 to 3/95  |1/95 to 3/95 |    Cash      |
Property Name &     |  Base Interest |Base Interest|Available for |
Location            |   Due ($) (2)  |Paid ($) (3) |  SCATEF (4)  |
- ------------------------------------------------------------------
SERIES II           |                |             |              |
Emerald Hills       |     140,469    |     140,469 |      140,469 |
  Issaquah, WA      |                |             |              |
Gilman Meadows      |     137,768 (2)|     207,727 |      169,905 |
  Issaquah, WA      |                |             |              |
Hamilton Chase      |     262,874 (2)|     280,147 |      208,536 |
  Chattanooga, TN   |                |             |              |
Mallard Cove I      |      47,233 (2)|      46,546 |       38,982 |
  Everett, WA       |                |             |              |
Mallard Cove II     |     126,191 (2)|     145,625 |      120,095 |
  Everett, WA       |                |             |              |
The Meadows         |     129,164 (2)|     192,329 |      164,154 |
  Memphis, TN       |                |             |              |
Riverset Apartments |     248,850    |     248,850 |      248,850 |
  Memphis, TN       |                |             |              |
Southfork Village   |     207,703    |     207,703 |      207,703 |
  Lakeville, MN     |                |             |              |
Whispering Lake     |     333,756 (2)|     410,500 |      329,757 |
  Kansas City, MO   |                |             |              |
Cash from Other     |                |             |              |
  Sources (5)       |                |             |      100,217 |
- -------------------------------------------------------------------
TOTALS:             |   1,634,008    |   1,879,896 |    1,728,668 |
- -------------------------------------------------------------------


FOOTNOTES:
(1) "Total Expenses" include normal operating expenses (excluding depreciation) plus escrows for real estate taxes and insurance, reserve for replacement payments, servicing fees, bond issuer fees, guarantor fees, collateral agent expenses and capital improvements.
Total Operating Revenues and Total Operating Expenses for 1994 as reported in this quarterly report may differ from those reported in last year's quarterly report due to revisions to property operating statements or reclassification of certain expenses.

(2) "Debt Service Due" includes interest on Series A Bonds, Series B Bonds and principal and interest on Demand Notes.

(3) "Base Interest Paid" equals, generally, cash receipts from property operations, property level reserves and other sources during the quarter including Series A and B Bonds and interest and principal payments on Demand Notes.  For puposes of this table, these amounts are compared to base interest due in the same quarter.
Therefore, the cumulative base interest shortfall for a property may exceed the shortfall for the quarter.  To the extent debt service paid exceeds debt service due, this amount represents contingent interest.

(4) "Debt Service Available for SCATEF" represents total debt service paid by the properties less any interest on Series A Bonds paid.

(5) "Cash from Other Sources" includes cash received from investments subsequent to the reporting period.

Management's Discussion and Analysis of Financial Condition and Results of Operations

New Business

As discussed in the Partnership's 1994 Annual Report on Form 10-K, on February 14, 1995 the Partnership consummated a financing transaction in which additional proceeds were raised through the offering of $67.7 million in aggregate principal amount of Multi-family Mortgage Revenue
Bond Receipts, (collectively, the "Receipts"). The Receipts are collateralized by a pool of eleven of the original mortgage revenue bonds (five in Series I and six in Series II) held by the Partnership all of which defaulted on their original debt obligation. The cash flow from one additional property, Creekside Village ("Creekside"), which also defaulted on its original debt obligation, has been pledged as further security for the transaction. These bonds, including Creekside, were classified as investments in real estate partnerships. Subsequent to the transaction, the pool of eleven bonds was reclassified to the investment in joint investment pool along with the additional proceeds.

The financing transaction was carried out in four steps:

The Refunding. Eleven bonds, in the aggregate principal amount of $126,590,000, were refunded by the Issuers. As a result, a Series A Bond and a Series B Bond were exchanged for each of the original bonds. The aggregate principal amount of the Series A Bonds and Series B Bonds is $67,700,000 and $58,890,000, respectively and in total equal the principal amount of the original bonds. The maturity date for each bond was also extended as part of the refunding.

The Trust.  The Partnership deposited each of the Series A Bonds and
Series B Bonds with the SCA Tax Exempt Trust (the "Trust") which was created to hold these assets. A Certificate of Participation in the corpus and the income of the Trust was issued representing interests in the two series of bonds. The Partnership is the sole holder of the Certificate of Participation.

The Custody Agreement and New Investors. The Series A Bonds were deposited by the Trust with a custodian. The additional proceeds were raised through the sale of Receipts in the Series A Bonds, which were issued by the custodian to new investors. The Receipts are credit enhanced and rated AAA and Aaa by Standard and Poors and Moody's, respectively.

The Receipt holders have a fixed interest rate and preferred return position so that a guaranteed, preferred, fixed rate tax exempt return will be paid to the new investors from the interest collected on the Series A
Bonds.   The operating partnerships entered into an interest rate swap agreement whereby a portion of the fixed interest rate under the Series A Bonds was swapped for a floating tax exempt interest rate. This mechanism will allow the Partnership to realize the potential benefit of traditionally lower floating interest rates. Also, an interest rate cap was purchased to limit the Partnership's exposure under the floating tax exempt interest rate obligation. Further, in order to obtain credit enhancement and an investment grade rating of the Receipts, the Partnership was required to pledge the eleven bonds, as well as the cash stream from the eleven properties collateralizing the bonds to the credit enhancer. In addition, the cash stream from Creekside has been pledged to the credit enhancer as further security.

Use of Proceeds from the Sale of the Receipts. In return for the sale of Receipts in the Series A Bonds, the Trust, for the benefit of the Partnership, received $67.7 million from the custodian. Approximately
$10.9 million of the additional proceeds was used to finance transaction costs, Partnership reserves and the interest rate cap. The net proceeds are temporarily invested in various short-term investments. While a number of alternatives are being explored, the Managing General Partner expects to propose an alternative to BAC Holders through which the net proceeds of approximately $56.8 million may be invested in additional mortgage revenue bonds that finance multi-family properties and related assets.

The Partnership will continue to report Series I and Series II separately after the financing transaction. Approximately 60.1% of the value of the additional proceeds was derived from Series I and approximately 39.9% from Series II. Such percentages are based on the face amount of the Series A Bonds related to the refunded bonds of each respective Series. Income from new investments will be allocated in the same percentages.



Financial Condition and Liquidity

The Partnership's initial capital remains invested in 23 mortgage revenue bonds and related working capital loans. Of these investments, 14 (totalling $178,042,500) were acquired with Series I proceeds while nine (totalling $86,255,000) were acquired with Series II proceeds. To the extent that offering proceeds exceeded organization and offering expenses and initial project investments, the Managing General Partner created Partnership working capital reserves.

These initial reserves, however, as a result of supplementing distributions to BAC Holders and providing additional working capital loans to the properties, are exhausted. During the three months ended March 31, 1995, approximately $300,000 was used to supplement Series II's
December 31, 1994 distribution.

In conjunction with the raising of additional proceeds discussed in New Business, additional working capital reserves of approximately $2.6
million for Series I and $1.7 million for Series II were created.   These
working capital reserves are available at the Managing General Partner's discretion to make additional working capital loans to borrowers, to pay unanticipated and unusual costs of operating and administering the Partnership and to reduce fluctuations in cash distributions to investors.


On February 10, 1995, the Managing General Partner paid semi-annual distributions of $25.00 and $27.50 per BAC in Series I and Series II, respectively. These amounts represent an annualized primarily tax-exempt distribution rate of 5.00% in Series I and 5.50% in Series II. The distribution rates in Series I remained unchanged from the previous four semi-annual distributions. In Series II, the distribution was consistent with the distribution at June 30, 1994, however, it represents a decrease of .50% as compared to the December 31, 1993 distribution. The decrease is due to both the decrease in the amount of property level and Partnership working capital reserves available to supplement the distribution and the increase in the costs associated with the transfer of Hamilton Chase (See the discussion of Hamilton Chase in Note 4 to the December 31, 1994 financial statements included in Form 10-K).
At March 31, 1995, the Partnership's liquid assets approximated
$4,968,000 in Series I and $2,649,000 in Series II. These funds primarily consist of undistributed funds generated from operations during the first quarter of 1995 and working capital reserves created when the additional proceeds were raised.

Results of Operations

For the quarter ended March 31, 1995, results of operations for Series I and Series II reflect the results of raising the additional proceeds discussed in New Business. As discussed in previous reports, various financing expenses were incurred to consummate the transaction. Total expenses of approximately $1.9 million were expensed in the first quarter of 1995. Accordingly, these expenses negatively impacted the net earnings of Series I and Series II for the period in which they were recognized.

SERIES I

For the quarter ended March 31, 1995, income per BAC was $4.76 versus $10.67 for the same period last year. The decrease is primarily due to costs associated with the raising of the additional proceeds of approximately $1.2 million and interest incurred on the A Bonds of $369,000. Equity in property net income (approximately $493,000) included in the joint investment pool also decreased as a result of the refinancing due to additional expenses incurred by the operating partnerships as compared to the same quarter of 1994. These costs were offset by net swap income of $75,000 and interest income on the additional proceeds of approximately $264,000. All of these amounts are included in the net loss of $718,000 from the joint investment pool.

Interest on mortgage revenue bonds and parity working capital loans remained the same for the quarters ended March 31, 1995 and 1994.
Equity in property net income for the quarter ended March 31, 1995 decreased as compared to the same period of 1994. Results of operations of the properties for the quarter ended March 31, 1995 includes four properties for the period January 1, 1995 through March 31, 1995 and five properties for the period January 1, 1995 through February 14, 1995. For the quarter ended March 31, 1994, results of operations includes nine properties.

Partnership operating expenses for the quarter ended March 31, 1995 decreased by $26,000 as compared to the same period of 1994. The decrease is primarily due to the reclassification of refinancing costs incurred in 1995 to the joint investment pool.

During the three months ended March 31, 1995, Series I properties paid
approximately $3.4 million  of interest to the Partnership.   This represents
an increase of approximately 14% over the same period last year and is primarily due to interest paid on the five mortgage revenue bonds included in the refinancing transaction prior to refunding. This amount also includes $282,000 of interest paid on the Series B Bonds. The table at the beginning of this report should be referenced for more information regarding specific property interest payment information.

SERIES II

For the quarter ended March 31, 1995, income per BAC was $.80 versus
$9.77 for the same period last year. The decrease is primarily due to costs associated with the raising of the additional proceeds of approximately $740,000 and interest incurred on the A Bonds of $252,000. Equity in property net income (approximately $1,000) included in the joint investment pool decreased primarily due to the write-off of approximately $292,000 in prior debt issue costs associated with the Hamilton Chase
property.   Additional expenses incurred by the operating partnerships related to the financing transaction also contributed to the decline in property net income as compared to the same quarter of 1994. These costs were offset by net swap income of $50,000 and interest income on the additional proceeds of approximately $204,000. All of these amounts are included in the net loss of $761,000 from the joint investment pool.

Interest on mortgage revenue bonds and parity working capital loans remained the same for the quarters ended March 31, 1995 and 1994.
Equity in property net income for the quarter ended March 31, 1995 decreased as compared to the same period of 1994. Results of operations of the properties for the quarters ended March 31, 1995 includes six properties for the period January 1, 1995 through February 14, 1995. For the quarter ended March 31, 1994, results of operations includes six properties.

Partnership operating expenses for the quarter ended March 31, 1995 decreased by $15,000 as compared to the same period of 1994. The decrease is primarily due to the reclassification of refinancing costs incurred in 1995 to the joint investment pool.

During the three months ended March 31, 1995, Series II properties paid approximately $1.7 million of interest to the Partnership. This represents a 29% increase in interest paid versus the first quarter of 1994. This increase is primarily due to interest paid from other sources on the six mortgage revenue bonds included in the refinancing transaction prior to refunding. This amount also includes $44,000 in interest paid on the Series B Bonds. The table at the beginning of this report should be referenced for more information regarding specific property interest payment information.

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


DATED:  May 15, 1995