Form 10-K/A
period 1994-12-31
SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
filed 1995-05-17
CIK 806641

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549
                   FORM 10-K/A

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

              None                     None

Securities registered pursuant to Section 12(g) of the Act:  None

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

     1. Financial Statements - The Financial Statements listed on the accompanying Index to Financial Statements and Schedule are filed as a part of this Annual Report on Form 10-K/A.

     2.  Financial Statement - Schedule.  Note 3 to the Financial
Statements included herein includes the information required to be included in Schedule of Mortgage Loans on Real Estate as of December 31, 1994 pursuant to Rule 12-29 of Regulation S-X at Note 3.

     3. Exhibits - The Exhibits listed in the accompanying Index to Exhibits were filed as part of the Annual Report on Form 10-K.

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

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
SERIES II
                                                                                       Proforma (Note 7)
                                                                                ---------------------------------
                                                               December 31,                        December 31,      December 31,
                                                                   1994           Adjustments          1994              1993
                                                              ---------------   ---------------   ---------------   ---------------
ASSETS

Cash and cash equivalents                                         $2,614,899        $1,740,512 (a)    $4,355,411        $3,284,869
Interest receivable                                                  198,907                             198,907           200,107
Investment in mortgage revenue bonds (Note 3)                     29,624,600                          29,624,600        29,624,600
Investment in parity working capital loans (Note 3)                  815,400                             815,400           815,400
Investment in real estate partnerships (Note 4)                   47,981,147       (47,981,147)(b)         -            49,417,599
Joint investment pool (Note 7)                                         -            45,761,499 (c)    45,761,499             -
Other assets (Note 7)                                                503,770          (495,630)(d)         8,140             8,140
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL ASSETS                                                $81,738,723         ($974,766)      $80,763,957       $83,350,715
                                                              ===============   ===============   ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                               $447,072             -              $447,072           $41,804
Distributions payable                                              2,668,631                           2,668,631         2,915,280
Due to affiliates (Note 6)                                            30,662                              30,662             7,291
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL LIABILITIES                                             3,146,365             -             3,146,365         2,964,375
                                                              ---------------   ---------------   ---------------   ---------------
Partners' Capital
   General Partners                                                  (81,346)          ($9,748)          (91,094)          (69,624)
   Limited Partners (beneficial assignee certificates-
     issued and outstanding 96,256 certificates)                  78,673,704          (965,018)       77,708,686        80,455,964
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL PARTNERS' CAPITAL                                      78,592,358          (974,766)       77,617,592        80,386,340
                                                              ---------------   ---------------   ---------------   ---------------
     COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, 5, 6 & 7)

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                     $81,738,723         ($974,766)      $80,763,957       $83,350,715
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


     SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
        NOTES TO THE FINANCIAL STATEMENTS
             (SERIES I AND SERIES II)

NOTE 1 - THE PARTNERSHIP

     The SCA Tax Exempt Fund Limited Partnership (the
"Partnership"), was organized in 1986 and had two public offerings of Beneficial Assignee Certificates ("BACs") representing the assignment of limited partnership interests. The net proceeds from these offerings were used to acquire two separate portfolios ("Series I" and "Series II") of tax-exempt mortgage revenue bonds issued by various state or local governments or their agencies or authorities. The Partnership separately reports the operating activity of each Series by preparing separate financial statements. A total of 200,000 BACs in Series I and 96,256 BACs in
Series II were issued at a stated value of $1,000 each. SCA Realty I, Inc. is the 0.1% Managing General Partner and SCA Associates 86 Limited Partnership is the 0.99% Associate General Partner (collectively, the "General Partners").

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

     Base interest on the bonds and the parity working capital loans is recognized as revenue as it accrues; contingent interest is recognized as property performance meets the criteria for payment. Although no debt service obligations have been forgiven, delinquent bonds and parity working capital loans are placed on nonaccrual status for financial reporting purposes when collection of interest is in doubt. Interest payments on nonaccrual loans are applied first to previously recorded accrued interest and then recognized as income when received. The accrual of interest income is reinstated once a property's ability to perform is adequately demonstrated. For tax purposes, the Partnership recognizes interest income on both the bonds and the loans at rates negotiated at the time such investments were made. Interest recognized on the bonds is exempt for federal income tax purposes while interest on the working capital loans is taxable to the partners.

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

Income Taxes

     No recognition has been given to income taxes in the accompanying financial statements as the distributive share of the Partnership's income, deductions and credits is included in each partner's income tax returns. The Managing General Partner believes that the Partnership is not subject to income taxes. The tax basis of the Partnership's net assets exceeds the carrying value for book purposes by approximately $48.3 million and $12.6 million for Series I and Series II, respectively, at December 31, 1994.

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

     The mortgage loans bear interest at base rates determined by arms length negotiations that reflect market conditions at the time the mortgage revenue bonds were purchased by the Partnership. Each loan provides for contingent interest in an amount equal to the difference between the stated base interest rate and 16%. During the construction period, each bond bore interest at base rates that were separately negotiated, and payment of any construction period contingent interest was deferred until the project is sold or refinanced. Contingent interest (other than contingent interest during the construction period) is payable during the year from 100% of the project cash flow until the Partnership's aggregate non-compounded interest rate equals the base interest rate plus 1.5% to 2.5% (first tier contingent interest), as the case may be, on each mortgage loan. Any remaining cash flow is split equally with the owner until the Partnership reaches its 16% per annum limit. To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference is deferred until the mortgaged property is sold or the mortgage loan is repaid. Sale or refinancing proceeds remaining after the repayment of principal and other specified payments are paid 100% to the Partnership to the extent necessary for the Partnership to recover the base rate plus first tier contingent interest previously deferred; thereafter, 50% of any excess sale or repayment proceeds is paid to the Partnership until it reaches its 16% per annum limit. Accordingly, the ability of the Partnership to collect contingent interest on the mortgage revenue bonds is dependent upon the level of project cash flow and sale or repayment proceeds.

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

Series I
Investment in Mortgage                   Base       First Tier
Revenue Bonds and Parity               Interest     Contingent  Maturity      Face        Carrying
Working Capital Loans (Note 3)           Rate          Rate       Date       Amount        Amount
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
                                                                          ============ ===============

                                      Date of In-      Base    First Tier
Series I Investment in Real            Substance     Interest  Contingent   Maturity        Face          Carrying
Estate Partnerships (Note 4)          Foreclosure      Rate       Rate        Date         Amount          Amount
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
                                                                                       =============== ===============

Series II
Investment in Mortgage                   Base       First Tier
Revenue Bonds and Parity               Interest     Contingent  Maturity      Face        Carrying
Working Capital Loans (Note 3)           Rate          Rate       Date       Amount        Amount
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
                                                                          ============ ===============

                                      Date of In-      Base    First Tier
Series II Investment in Real           Substance     Interest  Contingent   Maturity        Face          Carrying
Estate Partnerships (Note 4)          Foreclosure      Rate       Rate        Date         Amount          Amount
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

Summarized Financial Information

     Combined financial information for the investments in real estate partnerships is presented below. This summary has been derived from the financial records of the individual partnerships and does not reflect related valuation adjustments and other basis differences recorded by the Partnership in its financial statements. Results of operations of the properties are included subsequent to their respective effective dates for reclassification to investments in real estate partnerships. In Series I, the combined results of operations includes nine properties for 1994, eight for 1993 and eight for 1992 while in Series II it includes six, five and five for 1994, 1993 and 1992, respectively. The table in Note 3 should be referenced for the effective dates of reclassification.

Series I

Combined Financial Position- (unaudited)        December 31,   December 31,
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
                                                ============   ============


Combined Results of Operations -(unaudited)
          (in 000's)                            For the year   For the year    For the year
                                                   ended          ended           ended
                                                December 31,   December 31,    December 31,
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

Combined Financial Position- (unaudited)        December 31,   December 31,
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
                                                ============   ============


Combined Results of Operations- (unaudited)
          (in 000's)                            For the year   For the year    For the year
                                                   ended          ended           ended
                                                December 31,   December 31,    December 31,
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


                                          For the year      For the year      For the year
                                              ended             ended             ended
                                          December 31,      December 31,      December 31,
                                              1994              1993              1992
                                         ---------------   ---------------   ---------------
Series I
  Salaries of noncontrolling persons &
     related expenses                          $439,589          $326,718          $339,772
  Other administrative expenses                 108,674            91,775            95,944
                                         ---------------   ---------------   ---------------
         Expenses reimbursed                   $548,263          $418,493          $435,716
                                         ===============   ===============   ===============
Series II
  Salaries of noncontrolling persons &
     related expenses                          $211,664          $157,237          $163,701
  Other administrative expenses                  52,301            43,753            46,746
                                         ---------------   ---------------   ---------------
         Expenses reimbursed                   $263,965          $200,990          $210,447
                                         ===============   ===============   ===============



  The accompanying balance sheets include amounts payable to the Managing General Partner and its affiliates at December 31 as follows:

                      1994                  1993
                    --------              --------
Series I            $ 63,845              $ 16,051
Series II           $ 30,662              $  7,291


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

  Unpaid accrued base interest receivable of approximately $15.5 million on the eleven original bonds and the Parity Working Capital Loans, and interest thereon, of approximately $4.8 million, were converted to Accrued Interest Notes and Working Capital Notes, respectively, in equivalent principal amounts. The Partnership contributed the Accrued Interest Notes and Working Capital Notes to MLP III who contributed them, in turn, to MLP II. In addition, MLP II loaned the operating partnerships approximately $4.2 million (the "Load Loan Notes") to purchase an interest rate cap which will serve to limit the operating partnerships' obligation under the floating rate obligations discussed above. The Accrued Interest Notes, Working Capital Notes and Load Loan Notes, (collectively the "Notes") in the aggregate principal amount of approximately $24.5 million, are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the operating partnerships have available cash flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly.

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

  (b) Investments in real estate partnerships. Represents the carrying value at December 31, 1994, which the Managing General Partner believes approximates the carrying value at February 14, 1995, of the original eleven bonds refunded as part of the financing transaction of approximately $57.6 million and $47.7 million for Series I and Series II, respectively.

  (c) Joint investment pool. Represents the interest in the investments jointly held by Series I and Series II after the financing transaction of approximately $54.6 million and $45.8 million, respectively. Series II's interest in the joint investment pool reflects the write-off of approximately $292,000 in unamortized debt issue costs related to the original mortgage note for the Hamilton Chase property.

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

  As discussed above, the joint investment pool comprises the operating partnerships, MLP I, MLP II, MLP III and the Trust. The proforma combined balance sheet of the joint investment pool at December 31, 1994 shown below reflects all related valuation adjustments and other basis differences recorded by the Partnership in its financial statements through that date. All significant intercompany balances and transactions have been eliminated.

ASSETS
  Land & land improvements                  $ 10,844,584
  Buildings & improvements                   103,912,818
  Furniture & fixtures                         3,457,926
                                           -------------
     Subtotal                                118,215,328
  Less accumulated depreciation              (12,611,716)
     Total land, building and furniture    -------------
       & fixtures                            105,603,612

  Cash and cash equivalents                    2,095,391
  Short-term investments                      56,761,654
  Accounts receivable                             91,553
  Prepaid expenses                               114,135
  Other assets                                 5,953,648
                                           -------------
     TOTAL ASSETS                           $170,619,993
                                           =============
LIABILITIES AND EQUITY

  Accounts payable and accrued expenses     $  2,594,678
  Custody receipts outstanding                67,700,000
                                           -------------
     TOTAL LIABILITIES                        70,294,678
                                           -------------
  Equity:
     Series I                                 54,563,816
     Series II                                45,761,499
                                           -------------
     TOTAL EQUITY                            100,325,315
                                           -------------
     TOTAL LIABILITIES AND EQUITY           $170,619,993
                                           =============