Form 10-Q
period 1995-06-30
SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
filed 1995-08-14
CIK 806641

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

             Washington, D.C.  20549

                    FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15(d) of
         Securities Exchange Act of 1934

For the period ended June 30, 1995 Commission file number 0-15725
                     -------------                        -------

         SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
  ------------------------------------------------------
  (Exact name of registrant as specified in its charter)

      Delaware                             52-1449733
-----------------------     ------------------------------------
(State of organization)     (I.R.S. Employer Identification No.)

218 North Charles Street, Suite 500, Baltimore, Maryland 21201
-----------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(410)962-0595
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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
IN THOUSANDS, EXCEPT BAC DATA

                                                                 June 30,
                                                                   1995          December 31,
                                                                (Unaudited)          1994
                                                              ---------------   ---------------
ASSETS

Cash and cash equivalents                                             $6,706            $5,240
Interest receivable                                                      235               357
Investment in mortgage revenue bonds and working capital loans,
  net of valuation allowance of $1,430 in 1994 (Note 2)               36,235            44,113
Investment in real estate partnerships (Note 3)                       54,651           104,709
Investment in joint investment pool (Note 4)                          53,908               -
Other assets                                                             143               622
                                                              ---------------   ---------------
     TOTAL ASSETS                                                   $151,878          $155,041
                                                              ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                   $167              $663
Distributions payable                                                  5,297             5,044
Due to affiliates (Note 5)                                                27                64
                                                              ---------------   ---------------
     TOTAL LIABILITIES                                                 5,491             5,771
                                                              ---------------   ---------------
Partners' Capital
   General Partners                                                     (328)             (305)
   Limited Partners (beneficial assignee certificates-
     issued and outstanding 200,000 certificates)                    146,715           149,575
                                                              ---------------   ---------------
     TOTAL PARTNERS' CAPITAL                                         146,387           149,270
                                                              ---------------   ---------------
     COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, & 5)

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $151,878          $155,041
                                                              ===============   ===============
                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME- (unaudited)
SERIES I
IN THOUSANDS EXCEPT PER BAC DATA

                                                               For the three     For the three      For the six       For the six
                                                               months ended      months ended      months ended      months ended
                                                                 June 30,          June 30,          June 30,          June 30,
                                                                   1995              1994              1995              1994
                                                              ---------------   ---------------   ---------------   ---------------
INCOME

Interest on mortgage revenue bonds and                                  $765              $886            $1,650            $1,771
  parity working capital loans
Interest on short-term investments                                        66                30               115                52
Equity in joint investment pool                                          778               -                  60               -
Equity in property net income                                            365             1,326             1,282             2,772
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL INCOME                                                      1,974             2,242             3,107             4,595
                                                              ---------------   ---------------   ---------------   ---------------
EXPENSES

Operating expenses (Note 5)                                              522               302               693               499
                                                              ---------------   ---------------   ---------------   ---------------
     NET INCOME                                                       $1,452            $1,940            $2,414            $4,096
                                                              ===============   ===============   ===============   ===============
     NET INCOME ALLOCATED TO GENERAL PARTNERS                            $15               $19               $24               $41
                                                              ===============   ===============   ===============   ===============
     NET INCOME  ALLOCATED TO LIMITED PARTNERS                        $1,437            $1,921            $2,390            $4,055
                                                              ===============   ===============   ===============   ===============
     NET INCOME PER BAC                                                $7.19             $9.60            $11.95            $20.28
                                                              ===============   ===============   ===============   ===============
                             The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS- (unaudited)
SERIES I
IN THOUSANDS

                                                                For the six       For the six
                                                               months ended      months ended
                                                                 June 30,          June 30,
                                                                   1995              1994
                                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $2,414            $4,096
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in property net income                                     (1,282)           (2,772)
    Equity in joint investment pool income                               (60)              -
    Interest distributions from investment in
      real estate partnerships                                         2,560             3,955
    Interest distributions from investment in joint
      investment pool                                                  1,220               -
    (Increase) decrease in interest receivable                          (115)              (25)
    (Increase) decrease in other assets                                  479                (8)
    Increase (decrease) in accounts payable
      and accrued expenses                                              (496)                3
    Increase (decrease) in due to affiliates                             (37)               48
                                                              ---------------   ---------------
Net cash provided by operating activities                              4,683             5,297
                                                              ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Transfer of proceeds from investment in joint investment pool          1,827               -
                                                              ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners                                              (5,044)           (5,052)
                                                              ---------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          1,466               245
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                            5,240             5,032
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $6,706            $5,277
                                                              ===============   ===============

DISCLOSURE OF NON-CASH ACTIVITES
  Transfer of investment in mortgage revenue bonds,
    working capital loans and related accrued interest
    to investment in real estate                                       $8,115              -

  Transfer of investment in real estate partnerships
    to investment in joint investment pool                             56,886              -

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
SERIES I
FOR THE PERIOD DECEMBER 31, 1994 THROUGH JUNE 30, 1995
IN THOUSANDS

                                      LIMITED PARTNERS
                                        BENEFICIAL
                                          ASSIGNEE               GENERAL
                                        CERTIFICATES             PARTNERS            TOTAL
                                      ----------------        ---------------   ---------------
Balance, December 31, 1994                   $149,575                  ($305)         $149,270

Net income (unaudited)                          2,390                     24             2,414

Distribution to partners (unaudited)           (5,250)                   (47)           (5,297)
                                      ----------------        ---------------   ---------------
Balance, June 30, 1995 (unaudited)           $146,715                  ($328)         $146,387
                                      ================        ===============   ===============
                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
SERIES II
IN THOUSANDS, EXCEPT BAC DATA

                                                                 June 30,
                                                                   1995          December 31,
                                                                (Unaudited)          1994
                                                              ---------------   ---------------
ASSETS

Cash and cash equivalents                                             $3,639            $2,615
Interest receivable                                                      199               199
Investment in mortgage revenue bonds and
  parity working capital loans (Note 2)                               30,440            30,440
Investment in real estate partnerships (Note 3)                          -              47,982
Investment in joint investment pool (Note 4)                          45,224               -      -
Other assets                                                              68               504
                                                              ---------------   ---------------
     TOTAL ASSETS                                                    $79,570           $81,740
                                                              ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                    $86              $447
Distributions payable                                                  2,672             2,669
Due to affiliates (Note 5)                                                12                31
                                                              ---------------   ---------------
     TOTAL LIABILITIES                                                 2,770             3,147
                                                              ---------------   ---------------
Partners' Capital
   General Partners                                                      (97)              (81)
   Limited Partners (beneficial assignee certificates-
     issued and outstanding 96,256 certificates)                      76,897            78,674
                                                              ---------------   ---------------
     TOTAL PARTNERS' CAPITAL                                          76,800            78,593
                                                              ---------------   ---------------
     COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, & 5)

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $79,570           $81,740
                                                              ===============   ===============

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME- (unaudited)
SERIES II
IN THOUSANDS EXCEPT PER BAC DATA

                                                               For the three     For the three      For the six       For the six
                                                               months ended      months ended      months ended      months ended
                                                                 June 30,          June 30,          June 30,          June 30,
                                                                   1995              1994              1995              1994
                                                              ---------------   ---------------   ---------------   ---------------
INCOME

Interest on mortgage revenue bonds and
  parity working capital loans                                          $597              $597            $1,194            $1,194
Interest on short-term investments                                        48                19                73                32
Equity in joint investment pool                                          409               -                (352)              -
Equity in property net income                                            -                 325               296               759
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL INCOME                                                      1,054               941             1,211             1,985
                                                              ---------------   ---------------   ---------------   ---------------
EXPENSES

Operating expenses (Note 5)                                              253               151               332               245
                                                              ---------------   ---------------   ---------------   ---------------
     NET INCOME                                                         $801              $790              $879            $1,740
                                                              ===============   ===============   ===============   ===============
     NET INCOME ALLOCATED TO GENERAL PARTNERS                             $8                $7                $9               $17
                                                              ===============   ===============   ===============   ===============
     NET INCOME ALLOCATED TO LIMITED PARTNERS                           $793              $783              $870            $1,723
                                                              ===============   ===============   ===============   ===============
     NET INCOME PER BAC                                                $8.24             $8.13             $9.04            $17.90
                                                              ===============   ===============   ===============   ===============
                             The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS- (unaudited)
SERIES II
IN THOUSANDS

                                                                For the six       For the six
                                                               months ended      months ended
                                                                 June 30,          June 30,
                                                                   1995              1994
                                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $879            $1,740
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in property net income                                       (296)             (759)
    Equity in joint investment pool loss                                 352               -
    Interest distributions from investment in
      real estate partnerships                                           851             1,558
    Interest distribution from investment in joint
      investment pool                                                    689               -
    (Increase) decrease in interest receivable                           -                   1
    (Increase) decrease in other assets                                  436               (32)
    Increase (decrease) in accounts payable
      and accrued expenses                                              (361)               (5)
    Increase (decrease) in due to affiliates                             (19)               24
                                                              ---------------   ---------------
Net cash provided by operating activities                              2,531             2,527
                                                              ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Transfer of proceeds from investment in joint investment pool          1,162               -
                                                              ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners                                              (2,669)           (2,915)
                                                              ---------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          1,024              (388)
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                            2,615             3,035
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $3,639            $2,647
                                                              ===============   ===============

DISCLOSURE OF NON-CASH ACTIVITES
  Transfer of investment in real estate partnerships
     to investment in joint investment pool                          $47,338               -

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
SERIES II
FOR THE PERIOD DECEMBER 31, 1994 THROUGH JUNE 30, 1995
IN THOUSANDS

                                      LIMITED PARTNERS
                                        BENEFICIAL
                                          ASSIGNEE               GENERAL
                                        CERTIFICATES             PARTNERS            TOTAL
                                      ----------------        ---------------   ---------------
Balance, December 31, 1994                    $78,674                   ($81)          $78,593

Net income (unaudited)                            870                      9               879

Distribution to partners (unaudited)           (2,647)                   (25)           (2,672)
                                      ----------------        ---------------   ---------------
Balance, June 30, 1995 (unaudited)            $76,897                   ($97)          $76,800
                                      ================        ===============   ===============

                    The accompanying notes are an integral part of these financial statements.


     SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
        NOTES TO THE FINANCIAL STATEMENTS
             (SERIES I AND SERIES II)
                  (Unaudited)

NOTE 1 - STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994 and the cash flows for the six months ended June 30, 1995 and 1994. These results have been determined on the basis of accounting principles and policies discussed in Note 2 to the Financial Statements appearing in the SCA Tax Exempt Fund Limited Partnership's (the "Partnership") 1994 Annual
Report on Form 10-K, as amended (the "Form 10-K").

Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

NOTE 2 -  INVESTMENT IN MORTGAGE REVENUE BONDS
AND PARITY WORKING CAPITAL LOANS

The Partnership has invested in various mortgage revenue bonds, the proceeds from which were used to make nonrecourse participating first mortgage loans on multifamily housing developments. The Partnership's rights and specific terms are defined by the various loan documents which were negotiated at the time of settlement. The basic terms and structure of each transaction were described in Note 3 to the December 31, 1994 financial statements included in the Form 10-K.

As of June 30, 1995, Series I held 14 mortgage revenue bonds, four of which are treated as investments in mortgage revenue bonds aggregating $35,605,400 and five of which are treated as investments in real estate partnerships (see Note 3). The remaining Series I mortgage revenue bonds (five) were reclassified to the joint investment pool discussed in
Note 4. Series II held nine mortgage revenue bonds at June 30, 1995, three of which are treated as investments in mortgage revenue bonds aggregating $29,624,600. (See also Note 3.) The remaining Series II mortgage revenue bonds (six) were reclassified to the joint investment pool discussed in Note 4.

During the quarter ended June 30, 1995, Lakeview Garden (Series I) was reclassified from investment in mortgage revenue bonds to an investment in real estate partnerships. See further discussion of Lakeview Garden in
Note 3.

Descriptions of the various mortgage revenue bonds and working capital loans owned by the Partnership at June 30, 1995 are as follows:

Series I
Investment in Mortgage                   Base       First Tier                Face        Carrying
Revenue Bonds and Parity               Interest     Contingent  Maturity     Amount        Amount
Working Capital Loans (Note 2)           Rate          Rate       Date      (000's)        (000's)
----------------------------------- --------------- ---------- ---------- ------------ ---------------
Alban Place Apartments                       7.875      2.375  Oct. 2008      $10,500         $10,500
Frederick, MD
Alban Place Limited Partnership

Northridge Park Apartments                   7.500      2.000  June 2012        8,950           8,950
Salinas, CA
Northridge Park Phase II

Riverset Apartments                          7.875      2.100  Nov. 1999        6,535           6,535
Memphis, TN
Auction Street Associates
Limited Partnership

Villa Hialeah                                7.875      2.375  Oct. 2009       10,250          10,250
Hialeah, FL
Shelter Group South East -
Hialeah, A Limited Partnership
                                                                          ------------ ---------------
Series I Mortgage Revenue
  Bond and Parity Working
  Capital Loan Investment Total                                               $36,235         $36,235  (1)
                                                                          ============ ===============


                                      Date of In-
                                       Substance       Base    First Tier                   Face          Carrying
Series I Investment in Real          Foreclosure/    Interest  Contingent   Maturity       Amount          Amount
Estate Partnerships (Note 3)         Deed Transfer     Rate       Rate        Date         (000's)         (000's)
----------------------------------- --------------- ---------- ---------- ------------ --------------- ---------------
Newport-on-Seven                    Dec.  1, 1991       8.125      2.375   Aug. 2008          $10,800          $7,432
St. Louis Park, MN
St. Louis Park Housing Partners,
A Limited Partnership

North Pointe Apartments             Dec. 31, 1991       7.875      2.375   Aug. 2006           25,850          19,860
San Bernardino, CA
Cal-Shel Limited Partnership

Creekside Village Apartments        Dec. 31, 1992       7.500      2.250   Nov. 2009           11,985          10,213
Sacramento, CA
Creekside Village Limited
Partnership

Willowgreen Apartments              Sep. 30, 1993       8.000      2.250   Dec. 2010            9,450           9,080
Tacoma, WA
Willowgreen Associates
Limited Partnership

Lakeview Garden Apartments          Apr. 19, 1995       7.750      2.500   Aug. 2007            9,308           8,066
Dade Co., FL
SCA Lakeview Apartments
Limited Partnership
                                                                                       --------------- ---------------
Series I Investment in
Real Estate Partnerships Total                                                                $67,393         $54,651
                                                                                       =============== ===============

Series II
Investment in Mortgage                   Base       First Tier                Face        Carrying
Revenue Bonds and Parity               Interest     Contingent  Maturity     Amount        Amount
Working Capital Loans (Note 2)           Rate          Rate       Date      (000's)        (000's)
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
                                                                          ============ ===============

(1)  Amount includes $35,605,400 of mortgage revenue bonds and $629,600 of parity working capital loans.
(2)  Amount includes $29,624,600 of mortgage revenue bonds and $815,400 of parity working capital loans.

The Managing General Partner periodically evaluates the carrying values of investments in mortgage revenue bonds and working capital loans. There were no valuation adjustments on the investment in mortgage revenue bonds and working capital loans during the six months ended June 30, 1995 and 1994, as the Managing General Partner's estimate of net realizable value exceeded the respective carrying value for each investment. The Managing General Partner will continue to evaluate the need for valuation allowances in the future as circumstances change.


NOTE 3 -  INVESTMENT IN REAL ESTATE PARTNERSHIPS

As previously discussed in Note 4 to the December 31, 1994 financial statements included in the Form 10-K, the Partnership accounts for certain investments in mortgage revenue bonds as investments in real estate partnerships. This accounting treatment is for financial reporting purposes only and does not affect the income reported for federal income tax purposes, the amount of distributions to investors or the Managing
General Partner's intentions related to other matters including ongoing legal actions, if any.

On February 14, 1995, the Partnership consummated a financing transaction whereby additional proceeds were raised through the offering of $67,700,000 in aggregate principal amount of Multifamily Mortgage
Revenue Bond Receipts, (collectively, the "Receipts"). The Receipts are collateralized by a pool of eleven of the original mortgage revenue bonds (five in Series I and six in Series II) held by the Partnership. As a result, the eleven original mortgage revenue bonds, previously recorded as investments in real estate partnerships, were reclassified to the joint investment pool (discussed in Note 4).

After the reclassification of properties to the joint investment pool and the reclassification of Lakeview Garden (see discussion below), five properties in Series I and none in Series II were accounted for as investments in real estate partnerships at June 30, 1995 as compared to nine in Series I and six in Series II at June 30, 1994.

The Partnership continues to share in earnings of properties treated as investments in real estate partnerships in accordance with the original terms of the mortgage loans collateralizing the mortgage revenue bonds.
For those properties owned by partnerships controlled by SCA Successor, Inc., an affiliate of the Managing General Partner, the Partnership has not waived default; however, the Managing General Partner has no plans or intentions to accelerate the maturity of the mortgage loans. In addition, the Partnership is responsible for any post-transfer operating deficits incurred. No operating deficits were funded by the Partnership during the first six months of 1995 or 1994.


Legal and Other

The following summarizes the status of legal and other matters affecting the investments in real estate partnerships since December 31, 1994:

Lakeview Garden: On April 19, 1995, the Managing General Partner successfully transferred the Lakeview Garden deed to a new borrower pursuant to the terms of a settlement agreement negotiated with the original borrower. As of the date of transfer, therefore, Lakeview Garden is accounted for as an investment in real estate partnerships.

Summarized Financial Information

Combined financial information for the investments in real estate
partnerships is presented below.   Each Series recognized net operating
income after depreciation for the period January 1 through February 14, 1995 for those properties reclassified to the joint investment pool (five for Series I and six for Series II). In addition, Series I recognized net operating income after depreciation for the three and six months ended
June 30, 1995 for five properties classified as investments in real estate partnerships (See Note 2 for effective dates of reclassification). For the three and six months ended June 30, 1994, the combined results of operations for Series I and Series II includes nine and six properties, respectively. This summary has been derived from the financial records of the individual partnerships and does not reflect related valuation adjustments and other basis differences recorded by the Partnership in its financial statements.

Series I

Combined Financial Position (unaudited)           June 30,     December 31,
          (in 000's)                                1995           1994
                                                ------------   ------------
Land, buildings and equipment,
  net of accumulated depreciation                   $58,706       $114,160
Other assets                                          1,511          2,057
                                                ------------   ------------
     Total Assets                                   $60,217       $116,217
                                                ============   ============
Liabilities due to the Partnership
  including bonds                                   $73,408       $146,996
Other liabilities                                     1,121          2,351
Partners' deficit                                   (14,312)       (33,130)
                                                ------------   ------------
     Total liabilities and partners' deficit        $60,217       $116,217
                                                ============   ============


Combined Results of Operations (unaudited)
          (in 000's)

                                                Three Months Ended June 30,   Six  Months Ended June 30,
                                                    1995           1994           1995           1994
                                                ------------   ------------   ------------   ------------
Revenues                                             $1,872         $4,682         $5,222         $9,427
Operating expenses                                    1,155          2,613          3,019          5,169
                                                ------------   ------------   ------------   ------------
Net operating income                                    717          2,069          2,203          4,258
Depreciation                                            352            743            921          1,486
                                                ------------   ------------   ------------   ------------
Net Income                                             $365         $1,326         $1,282         $2,772
                                                ============   ============   ============   ============

Series II

Combined Financial Position (unaudited)         December 31,
          (in 000's)                                1994
                                                ------------
Land, buildings and equipment,
  net of accumulated depreciation                   $45,616
Other assets                                          1,219
                                                ------------
     Total Assets                                   $46,835
                                                ============
Liabilities due to the Partnership
  including bonds                                   $57,572
Other liabilities                                     1,220
Partners' deficit                                   (11,957)
                                                ------------
     Total liabilities and partners' deficit        $46,835
                                                ============


Combined Results of Operations (unaudited)
          (in 000's)

                                                  Three Months Ended June 30, Six Months Ended June 30,
                                                    1995           1994           1995           1994
                                                ------------   ------------   ------------   ------------
Revenues                                                -           $1,798           $959         $3,692
Operating expenses                                      -            1,084            483          2,173
                                                ------------   ------------   ------------   ------------
Net operating income                                    -              714            476          1,519
Depreciation                                            -              389            180            760
                                                ------------   ------------   ------------   ------------
Net Income                                              -             $325           $296           $759
                                                ============   ============   ============   ============



For the six months ended June 30, 1995 and 1994, Series I collected interest payments of approximately $2,560,000 and $3,955,000, respectively, from the investments in real estate partnerships while Series
II collected  approximately $851,000 and $1,558,000, respectively.

The Managing General Partner periodically evaluates the carrying values of investments in real estate partnerships. During the first six months of 1995 and 1994, no valuation adjustments were made as estimated net sale or refinancing proceeds exceeded the respective carrying value for each investment. The Managing General Partner will continue to evaluate the need for valuation allowances in the future as circumstances change.

NOTE 4 - JOINT INVESTMENT POOL

As previously discussed, on February 14, 1995, the Partnership consummated a financing transaction which raised additional proceeds through the offering of $67,700,000 in aggregate principal amount of
Multifamily Mortgage Revenue Bond Receipts, (collectively, the
"Receipts").  The Receipts are collateralized by a pool of eleven mortgage revenue bonds held by the Partnership (five in Series I and six in Series II).  These eleven bonds all relate to properties that defaulted on their original debt obligation and were previously recorded as investments in real estate partnerships.  Subsequent to the financing transaction, the net carrying values of these bonds were reclassified to the joint investment pool.  The cash stream from one additional property, Creekside Village
("Creekside"), which also defaulted on its original debt obligation, has been pledged as further security for the transaction.  The operating partnerships for the underlying properties that collateralize the bonds, including Creekside, were controlled by SCA Successor, Inc., an affiliate of the Managing General Partner.  On January 1, 1995, SCA Successor,
Inc., the general partner of these operating partnerships, withdrew and was replaced by SCA Successor II, Inc., an affiliate of the Managing
General Partner, as sole general partner.   The specific bonds are as
follows:


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
                                         ================ ================ ================



Eleven bonds in the aggregate principal amount of $126,590,000 were refunded by the issuers of such bonds. As a result, a Series A Bond and a Series B Bond (whose aggregate principal amount equals that of the original bonds) were exchanged for each of the original bonds. The aggregate principal amount of the Series A Bonds and Series B Bonds is $67,700,000 and $58,890,000, respectively. Each Series B Bond is subordinate to the Series A Bonds. In addition, the maturity date for each bond has been extended as part of the refunding to January 2030.

The Series A Bonds bear interest at various fixed rates per annum, as detailed on the schedule above, which is due and payable monthly. The Series A Bonds are subject to mandatory sinking fund redemptions commencing January 1, 2001 and continuing through maturity. Interest paid on the Series A Bonds for the six months ended June 30, 1995 approximated $1,091,000 for Series I and $743,000 for Series II.

The Series B Bonds, except for the Series B Bonds relating to
Steeplechase Falls, Barkley Place and Meadows, bear interest equal to the greater of (a) three percent (3%) per annum or (b) the amount of available cash flow not exceeding 16% per annum. The Series B Bonds relating to Steeplechase Falls, Barkley Place and Meadows bear interest equal to 16%. Principal on the Series B Bonds will not be amortized, but will be required to be repaid or refinanced in a lump sum payment at maturity, January 2030. To the extent the operating partnerships have available cash flow, interest on the principal amount shall be due and payable monthly. For the six months ended June 30, 1995, approximately
$595,000 and $302,000 of interest was paid on the Series B Bonds for Series I and Series II, respectively.

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

Through the Series A Bonds, the Receipt holders have a fixed interest rate and preferred return position so that a guaranteed, preferred, fixed rate tax exempt return will be paid from the interest collected. The operating partnerships entered into an interest rate swap agreement whereby a portion of the fixed interest rate under the Series A Bonds was swapped for a floating tax exempt interest rate. This mechanism will allow the Partnership to realize the potential benefit of traditionally lower floating interest rates. Under this interest rate swap, the operating partnerships are obligated to pay a floating rate equivalent to the PSA Municipal Swap
Index, an index of weekly tax exempt variable rate issues. For the six months ended June 30, 1995, approximately $281,000 and $187,000 of net proceeds was received under the swap agreement in Series I and Series II properties, respectively. Also, an interest rate cap was purchased by the operating partnerships to limit their exposure resulting from the floating tax exempt interest rate obligation. Approximately $94,000 and $72,000 of amortization was expensed related to the cost of the interest rate cap in Series I and Series II properties, respectively. These amounts are included in net interest expense as adjustments to the cost of the additional proceeds.

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

In return for the sale of Receipts in the Series A Bonds, the Trust, for the benefit of the Partnership, received $67.7 million. The proceeds from the sale of the Receipts have been invested in MLP III Investment Limited Partnership ("MLP III"), a Maryland limited partnership. MLP III is owned by the Partnership through a 99% general partner interest and by SCA Limited Partner Corporation ("SCALPC"), an affiliate of the
Managing General Partner, through a one percent (1%) limited partner interest. MLP III invested the net proceeds from the sale of the Receipts, approximately $56.8 million, in MLP II Acquisition Limited Partnership
("MLP II"), a Maryland limited partnership. MLP II is owned by MLP III through a 98.99% limited partner interest (39.996% annual profits and distributions interest), MLP I LLC ("MLP I"), a Maryland limited liability company, through a one percent (1%) general partner interest (60%
annual profits and distributions interest) and SCALPC through a .01% limited partner interest (.001% annual profits and distributions interest). MLP I is owned collectively by the operating partnerships. MLP III and MLP II are both affiliates of the Managing General Partner. The net proceeds held by MLP II are currently invested in various short-term investments. Approximately $10.9 million was used to finance transaction costs, Partnership reserves and the interest rate cap.

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

Unpaid accrued base interest of approximately $15.5 million on the eleven original bonds and the Parity Working Capital Loans, and interest thereon, of approximately $4.8 million, were converted to Accrued
Interest Notes and Working Capital Notes, respectively, in equivalent principal amounts. The Partnership contributed the Accrued Interest
Notes and Working Capital Notes to MLP III who contributed them, in turn, to MLP II. In addition, MLP II loaned the operating partnerships approximately $4.2 million (the "Load Loan Notes") to purchase an interest rate cap which will serve to limit the operating partnerships' obligation under the floating rate obligations discussed above. The Accrued Interest Notes, Working Capital Notes and Load Loan Notes, (collectively the "Notes") in the aggregate principal amount of approximately $24.5 million, are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the operating partnerships have available cash flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly. Principal payments made on the Notes for the six months ended June 30, 1995 were approximately $432,000 for Series I properties and $357,000 for Series
II properties while interest payments made during the first six months of 1995 were approximately $378,000 and $191,000 in Series I and Series
II properties.

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

The joint investment pool comprises the eleven operating partnerships, MLP I, MLP II, MLP III and the Trust. The combined balance sheet, income statement and changes in equity of the joint investment pool as of and for the three and six months ended June 30, 1995 shown below reflects all related valuation adjustments and other basis differences recorded by the Partnership in its financial statements through that date. All significant intercompany balances and transactions have been eliminated.

JOINT INVESTMENT POOL:
(Unaudited)                               June 30, 1995
                                         ---------------
ASSETS                                       (000's)

Land & land improvements                  $       10,811
Buildings & improvements                         103,619
Furniture & fixtures                               3,453
                                         ---------------
Subtotal                                         117,883
Less accumulated depreciation                    (14,190)
                                         ---------------
Total                                            103,693

Cash and cash equivalents                          2,595
Short-term investments                            56,834
Interest receivable on
  short-term investments                             727
Accounts receivable and
  prepaid expenses                                   112
Other assets                                       5,769
                                         ---------------
TOTAL ASSETS                              $      169,730
                                         ===============

LIABILITIES AND EQUITY
Accounts payable and accrued expenses     $        2,891
Custody receipts outstandings                     67,700
                                         ---------------
TOTAL LIABILITIES                                 70,591
                                         ---------------
Minority interest                                      7
                                         ---------------
Equity:
Series I                                          53,908
Series II                                         45,224
                                         ---------------
TOTAL EQUITY                                      99,132
                                         ---------------
TOTAL LIABILITIES AND EQUITY              $      169,730
                                         ===============

INCOME STATEMENT:                             Three           Six
(in thousands)                            Months ended    Months ended
                                          June 30, 1995  June 30, 1995
                                         --------------- --------------
INCOME:
Net rental income                         $       5,202  $       7,696
Interest income                                     941          1,413
                                         --------------- --------------
TOTAL INCOME                                      6,143          9,109
                                         --------------- --------------

Rental expenses                                   4,082          6,082
Operating expenses                                   11          1,909
Net interest expense                                821          1,366
                                         --------------- --------------
TOTAL EXPENSES                                    4,914          9,357
                                         --------------- --------------
NET INCOME (LOSS) BEFORE
  MINORITY INTEREST                               1,229           (248)

MINORITY INTEREST                                    42             44
                                         --------------- --------------
NET INCOME (LOSS)                         $       1,187   $       (292)
                                         =============== ==============
NET INCOME (LOSS)
  ALLOCATED TO SERIES I                   $         778   $         60
                                         =============== ==============
NET INCOME (LOSS)
  ALLOCATED TO SERIES II                  $         409   $       (352)
                                         =============== ==============

STATEMENT OF CHANGES IN EQUITY:
(Unaudited)
(in thousands)                              SERIES I       SERIES II
                                         --------------- --------------
Balance, February 14, 1995                $      55,068  $     46,265

Net income (loss)                                    60          (352)

Distributions                                    (1,220)         (689)
                                         --------------- --------------
Balance, June 30, 1995                    $      53,908  $     45,224
                                         =============== ==============

NOTE 5 - RELATED PARTY TRANSACTIONS

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



                                          For the Three     For the Three    For the Six    For the Six
                                          Months Ended      Months Ended     Months Ended   Months Ended
(Unaudited)                               June 30, 1995     June 30, 1994    June 30, 1995  June 30, 1994
                                         ---------------   ---------------   ------------   ------------
                                                                       (in 000's)
Series I
  Salaries of noncontrolling persons &
     related expenses                              $106              $107           $195           $174
  Other administrative expenses                      17                35             34             54
                                         ---------------   ---------------   ------------   ------------
         Expenses reimbursed                       $123              $142           $229           $228
                                         ===============   ===============   ============   ============
Series II
  Salaries of noncontrolling persons &
     related expenses                               $51               $52            $94            $84
  Other administrative expenses                       8                17             16             26
                                         ---------------   ---------------   ------------   ------------
         Expenses reimbursed                        $59               $69           $110           $110
                                         ===============   ===============   ============   ============



Included in Due to Affiliates in the accompanying balance sheets are amounts payable to the Managing General Partner and its affiliates related to such administrative and operating costs. At June 30, 1995, the amounts due approximated $27,000 in Series I and $12,000 in Series II, while at December 31, 1994, they were approximately $64,000 in Series
I and $31,000 in Series II.

As previously detailed in the Partnership's Prospectus, affiliates of the Managing General Partner receive fees for mortgage servicing from the operating partnerships owning the mortgaged properties. With respect to the investments in real estate partnerships (see Note 3) and those properties in the joint investment pool (see Note 4), the payment of these fees has continued after the reclassification from investments in mortgage revenue bonds, since the bonds are still owned by the Partnership. The fees paid by all borrowing partnerships to affiliates of the Managing General Partner approximated $739,000 for the six months ended June 30, 1995 and 1994.

The General Partners are entitled to an allocation of the Partnership's profits, losses and cash distributions as specified in the Partnership Agreement. For the six months ended June 30, 1995 the Partnership declared a cash distribution of $47,000 and $25,000 to the General
Partners of Series I and Series II, respectively. These amounts represent the General Partners' portion of the $5,297,000 and $2,672,000 semi-annual distributions paid for Series I and Series II, respectively, on August 11, 1995.

The operating expenses for several properties include property management fees paid to affiliates of the Managing General Partner. During the six months ended June 30, 1995 and 1994, these fees approximated $452,000 for eleven properties and $297,000 for seven properties, respectively.

177061 Canada Ltd. (formerly Shelter Corporation of Canada Limited), a general partner of the Associate General Partner, is contractually obligated under guarantees to the nonaffiliated borrowers of North Pointe and Whispering Lake to fund operating deficits. The unpaid balances due under the limited operating deficit guarantees, including accrued interest as of June 30, 1995, approximated $227,000 and $317,000 for North
Pointe and Whispering Lake, respectively. Scheduled payments totalling $58,000 and $60,000 were received on the North Pointe obligation during the first six months of 1995 and 1994, respectively. Under the Whispering Lake obligation, scheduled payments totalling $83,000 and $86,000 were received during the first six months of 1995 and 1994, respectively.


-----------------------------------------------------------------------------------------------------------------------------------
                    |                |             |              |         |   Total     |    Total    |   Total    |   Total    |
Mortgaged           |                |             |  Occupancy   |Occupancy|  Operating  |  Operating  | Operating  | Operating  |
Property Name &     |    Loan        |    Total    |    as of     |  as of  |  Revenues   |  Revenues   |Expenses (1)|Expenses (1)|
Location            |   Amount       |    Units    |   6/30/95    | 6/30/94 |1/95 to 6/95 |1/94 to 6/94 |1/95 to 6/95|1/94 to 6/94|
-----------------------------------------------------------------------------------------------------------------------------------
SERIES I            |                |             |              |         |             |             |            |            |
Alban Place         |  10,500,000    |         194 |         98.5%|    99.9%|     808,726 |     774,826 |    403,688 |    392,152 |
  Frederick, MD     |                |             |              |         |             |             |            |            |
Barkley Place       |   9,630,000    |         156 |         93.6%|    96.8%|   1,462,297 |   1,380,266 |  1,032,061 |    940,533 |
  Fort Myers, FL    |                |             |              |         |             |             |            |            |
Creekside Village   |  11,985,000    |         296 |         95.3%|    98.0%|     746,094 |     770,974 |    432,766 |    433,066 |
  Sacramento, CA    |                |             |              |         |             |             |            |            |
Lakeview Garden     |   9,307,500    |         180 |         92.2%|    92.2%|     571,304 |     556,748 |    350,059 |    276,998 |
  Dade County, FL   |                |             |              |         |             |             |            |            |
The Montclair       |  15,465,000    |         159 |         98.1%|    99.4%|   1,269,308 |   1,191,090 |    670,723 |    642,137 |
  Springfield, MO   |                |             |              |         |             |             |            |            |
Newport Village     |  10,880,000    |         220 |         91.8%|    95.9%|     772,956 |     706,963 |    428,695 |    397,187 |
  Thornton, CO      |                |             |              |         |             |             |            |            |
Newport on Seven    |  10,800,000    |         167 |         95.2%|    94.0%|     763,450 |     708,429 |    450,017 |    427,358 |
  St. Louis Park, MN|                |             |              |         |             |             |            |            |
Nicollet Ridge      |  20,340,000    |         339 |         99.1%|    94.7%|   1,388,994 |   1,261,029 |    944,253 |    838,082 |
  Burnsville, MN    |                |             |              |         |             |             |            |            |
North Pointe        |  25,850,000    |         540 |         78.5%|    80.0%|   1,221,405 |   1,410,606 |    976,898 |    880,368 |
  San Bernardino, CA|                |             |              |         |             |             |            |            |
Northridge Park II  |   8,950,000    |         128 |         92.2%|    96.9%|     521,861 |     480,522 |    265,371 |    211,584 |
  Salinas, CA       |                |             |              |         |             |             |            |            |
Riverset Apartments |   6,535,000    |         120 |         97.1%|    97.1%|     424,570 |     407,285 |    145,155 |    136,301 |
  Memphis, TN       |                |             |              |         |             |             |            |            |
Steeplechase Falls  |  18,100,000    |         450 |         92.2%|    94.7%|   1,469,325 |   1,363,520 |    724,274 |    789,466 |
  Knoxville, TN     |                |             |              |         |             |             |            |            |
Villa Hialeah       |  10,250,000    |         245 |         97.6%|   100.0%|     845,740 |     866,588 |    508,234 |    495,995 |
  Hialeah, FL       |                |             |              |         |             |             |            |            |
Willowgreen         |   9,450,000    |         241 |         92.1%|    94.6%|     672,021 |     658,971 |    370,707 |    360,807 |
  Fife, WA          |                |             |              |         |             |             |            |            |
------------------------------------------------------------------|---------|------------------------------------------------------
TOTALS:             | 178,042,500    |       3,435 |--------------|---------|  12,938,051 |  12,537,817 |  7,702,901 |  7,222,034 |
-----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------
                    |                |             |              |
                    |                |             | 1/95 to 6/95 |
Mortgaged           |1/95 to 6/95    |1/95 to 6/95 |    Cash      |
Property Name &     |Debt Service    |Debt Service |Available for |
Location            |  Due ($)       |Paid ($) (3) |  SCATEF (4)  |
-------------------------------------------------------------------
SERIES I            |                |             |              |
Alban Place         |     413,438    |     413,438 |      413,438 |
  Frederick, MD     |                |             |              |
Barkley Place       |     573,922 (2)|     523,477 |      264,843 |
  Fort Myers, FL    |                |             |              |
Creekside Village   |     449,438    |     341,601 |      341,601 |
  Sacramento, CA    |                |             |              |
Lakeview Garden     |     360,666    |     210,000 |      210,000 |
  Dade County, FL   |                |             |              |
The Montclair       |     622,950 (2)|     745,668 |      351,902 |
  Springfield, MO   |                |             |              |
Newport Village     |     454,362 (2)|     505,416 |      213,811 |
  Thornton, CO      |                |             |              |
Newport on Seven    |     438,750    |     300,000 |      300,000 |
  St. Louis Park, MN|                |             |              |
Nicollet Ridge      |     771,380 (2)|     876,014 |      444,526 |
  Burnsville, MN    |                |             |              |
North Pointe        |   1,017,844    |     282,903 |      282,903 |
  San Bernardino, CA|                |             |              |
Northridge Park II  |     335,625    |     335,625 |      335,625 |
  Salinas, CA       |                |             |              |
Riverset Apartments |     257,316    |     257,316 |      257,316 |
  Memphis, TN       |                |             |              |
Steeplechase Falls  |   1,022,126 (2)|   1,097,012 |      571,029 |
  Knoxville, TN     |                |             |              |
Villa Hialeah       |     403,593    |     403,590 |      403,590 |
  Hialeah, FL       |                |             |              |
Willowgreen         |     378,000    |     299,530 |      299,530 |
  Fife, WA          |                |             |              |
Cash from Other     |                |             |              |
  Sources (5)       |                |             |      775,550 |
-------------------------------------------------------------------
TOTALS:             |   7,499,410    |   6,591,590 |    5,465,664 |
-------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                    |                |             |              |         |   Total     |    Total    |   Total    |   Total    |
Mortgaged           |                |             |  Occupancy   |Occupancy|  Operating  |  Operating  | Operating  | Operating  |
Property Name &     |    Loan        |    Total    |    as of     |  as of  |  Revenues   |  Revenues   |Expenses (1)|Expenses (1)|
Location            |   Amount       |    Units    |   6/30/95    | 6/30/94 |1/95 to 6/95 |1/94 to 6/94 |1/95 to 6/95|1/94 to 6/94|
-----------------------------------------------------------------------------------------------------------------------------------
SERIES II           |                |             |              |         |             |             |            |            |
Emerald Hills       |   7,250,000    |         130 |         91.5%|    98.5%|     511,600 |     505,250 |    251,924 |    251,389 |
  Issaquah, WA      |                |             |              |         |             |             |            |            |
Gilman Meadows      |   7,100,000    |         125 |         94.4%|    93.6%|     545,551 |     470,402 |    277,755 |    234,728 |
  Issaquah, WA      |                |             |              |         |             |             |            |            |
Hamilton Chase      |  13,975,000    |         300 |         96.7%|    92.3%|   1,028,021 |     978,769 |    640,243 |    567,268 |
  Chattanooga, TN   |                |             |              |         |             |             |            |            |
Mallard Cove I      |   2,610,000    |          63 |         98.4%|    96.8%|     177,828 |     168,410 |    115,822 |    116,744 |
  Everett, WA       |                |             |              |         |             |             |            |            |
Mallard Cove II     |   6,740,000    |         135 |         91.9%|    88.2%|     453,149 |     431,812 |    251,098 |    255,164 |
  Everett, WA       |                |             |              |         |             |             |            |            |
The Meadows         |   7,200,000    |         200 |        100.0%|    96.5%|     613,970 |     551,020 |    297,251 |    274,707 |
  Memphis, TN       |                |             |              |         |             |             |            |            |
Riverset Apartments |  12,640,000    |         232 |         97.1%|    97.1%|     824,165 |     790,844 |    281,772 |    264,583 |
  Memphis, TN       |                |             |              |         |             |             |            |            |
Southfork Village   |  10,550,000    |         200 |         98.5%|    98.0%|     905,646 |     832,891 |    450,761 |    437,254 |
  Lakeville, MN     |                |             |              |         |             |             |            |            |
Whispering Lake     |  18,190,000    |         384 |         97.1%|    92.2%|   1,100,204 |     996,992 |    620,289 |    594,744 |
  Kansas City, MO   |                |             |              |         |             |             |            |            |
------------------------------------------------------------------|---------|------------------------------------------------------
TOTALS:             |  86,255,000    |       1,769 |--------------|---------|   6,160,134 |   5,726,390 |  3,186,915 |  2,996,581 |
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------
                    |                |             |1/95 to 6/95  |
Mortgaged           |1/95 to 6/95    |1/95 to 6/95 |    Cash      |
Property Name &     |Debt Service    |Debt Service |Available for |
Location            | Due ($)        |Paid ($) (3) |  SCATEF (4)  |
------------------------------------------------------------------
SERIES II           |                |             |              |
Emerald Hills       |     280,938    |     280,938 |      280,938 |
  Issaquah, WA      |                |             |              |
Gilman Meadows      |     287,422 (2)|     356,146 |      172,069 |
  Issaquah, WA      |                |             |              |
Hamilton Chase      |     532,287 (2)|     527,451 |      205,227 |
  Chattanooga, TN   |                |             |              |
Mallard Cove I      |      92,255 (2)|      94,628 |       44,977 |
  Everett, WA       |                |             |              |
Mallard Cove II     |     259,086 (2)|     274,370 |      125,664 |
  Everett, WA       |                |             |              |
The Meadows         |     444,518 (2)|     382,916 |      225,124 |
  Memphis, TN       |                |             |              |
Riverset Apartments |     497,700    |     497,700 |      497,700 |
  Memphis, TN       |                |             |              |
Southfork Village   |     415,406    |     415,406 |      415,406 |
  Lakeville, MN     |                |             |              |
Whispering Lake     |     697,759 (2)|     808,760 |      379,999 |
  Kansas City, MO   |                |             |              |
Cash from Other     |                |             |              |
  Sources (5)       |                |             |      515,313 |
-------------------------------------------------------------------
TOTALS:             |   3,507,371    |   3,638,315 |    2,862,417 |
-------------------------------------------------------------------


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

(2) "Debt Service Due" includes interest on Series A Bonds, Series B Bonds and principal and interest on Demband Notes.

(3)  "Debt Service Paid" equals, generally, cash receipts from property operations, property level reserves and other sources during the quarter including Series A and B Bonds and interest and principal payments on Demand Notes.  For puposes of this table, these receipts are compared to base interest due in the same quarter.
Therefore, the cumulative base interest shortfall for a property may exceed the shortfall for the quarter.

(4) "Cash Available for SCATEF" represents total debt service paid by the properties less any interest on Series A Bonds paid.

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

These initial reserves, however, as a result of supplementing distributions to BAC Holders and providing additional working capital loans to the properties, are exhausted. During the six months ended June 30, 1995, approximately $300,000 was used to supplement Series II's December 31, 1994 distribution.

Additional working capital reserves for both Series were created as a result of the financing transaction which occurred on February 14, 1995. These working capital reserves are available at the Managing General Partner's discretion to make additional working capital loans to borrowers, to pay unanticipated and unusual costs of operating and administering the Partnership and to reduce fluctuations in cash distributions to investors. As of June 30, 1995, the reserves were approximately $1.2 million and $750,000 in Series I and Series II, respectively.

On August 11, 1995, the Managing General Partner paid semi-annual distributions of $26.25 and $27.50 per BAC in Series I and Series II, respectively. These amounts represent an annualized primarily tax-exempt distribution rate of 5.25% in Series I and 5.50% in Series II. The distribution rate in Series I represents an increase of .25% from the previous semi-annual distribution. In Series II, the distribution rate was consistent with the two previous semi-annual distributions.

At June 30, 1995, the Partnership's liquid assets approximated $6,706,000 in Series I and $3,639,000 in Series II, primarily consisting of undistributed funds generated from operations during the six months of 1995 and working capital reserves created when the additional proceeds were raised. These amounts do not include the liquid assets in the joint investment pool, which the Partnership intends to invest once the BAC Holders have made a choice regarding the future of their investments.

Results of Operations

For the six months ended June 30, 1995, results of operations for Series
I and Series II reflect the results of the financing transaction which occurred on February 14, 1995. Various financing expenses were incurred to consummate the transaction. Total costs of approximately
$1.9 million were expensed in the first quarter of 1995. Accordingly, these expenses negatively impacted the net earnings of Series I and Series II for the six months ended June 30, 1995.


SERIES I

For the quarter ended June 30, 1995, income per BAC was $7.19 versus
$9.60 for the same period last year. The decrease is primarily due to decreased equity earnings generated from the operating partnerships as a result of the bond refundings and financing transaction under which a portion of the operating partnerships' income stream is paid to the custody receipt holders. Until the net proceeds are fully invested, this obligation is only partially offset by investment earnings on the additional proceeds raised in the financing transaction. Also contributing to the decline in earnings per BAC is an increase in operating costs associated with the effort to provide BAC Holders with a choice regarding the future of their investments.

For the six months ended June 30, 1995, income per BAC was $11.95 versus $20.28 for the same period last year. The decrease is primarily due to costs associated with the raising of the additional proceeds. Series I expensed approximately $1.2 million of such costs during the first quarter of 1995. This expense is included in the net income of $60,000 from the joint investment pool.

Interest on mortgage revenue bonds and parity working capital loans decreased for the quarter and six months ended June 30, 1995 versus the same periods in 1994. This decrease is due to the reclassification of the Lakeview Garden bond to an investment in real estate. Equity in property net income for the quarter and six months ended June 30, 1995 decreased as compared to the same periods of 1994. This decrease, is primarily due to the reclassification of five properties to the joint investment pool. Equity in property net income for the quarter ended June 30, 1995 includes five properties as compared to nine properties for the same period in 1994. Equity in property net income for the six months ended June 30, 1995 includes five properties for the period January 1, 1995 through June 30, 1995 and five properties for the period January 1, 1995 through February 14, 1995. For the six months ended June 30, 1994, equity in property net income includes nine properties.

During the six months ended June 30, 1995, Series I properties paid
approximately $5.5 million   to the Partnership.   This represents a slight
decrease as compared to the same period last year.   The table at the
beginning of this report should be referenced for more information regarding specific property information.

SERIES II

For the quarter ended June 30, 1995, income per BAC was $8.24 versus
$8.13 for the same period last year. The change is due to an improvement in operating performance generated from the underlying properties included in the joint investment pool. This increase was offset by a decrease in equity earnings generated from the operating partnerships as a result of the bond refundings and financing transaction under which a portion of the operating partnerships' income stream is paid to the custody receipt holders. Until the net proceeds are fully invested, this obligation is only partially offset by investment earnings on the additional proceeds raised in the financing transaction. Further offsetting the improvement in the operating performance of the properties in the joint investment pool is an increase in operating costs associated with the effort to provide
BAC Holders with a choice regarding the future of their investment.

For the six months ended June 30, 1995, income per BAC was $9.04
versus $17.90 for the same period last year.   The decrease is primarily
due to costs associated with the raising of the additional proceeds. Series II expensed approximately $740,000 of such costs during the first quarter of 1995. This expense is included in the net loss of $352,000 from the joint investment pool.

Interest on mortgage revenue bonds and parity working capital loans remained the same for the quarters and six months ended June 30, 1995 and 1994.  Equity in property net income for the quarter and six months ended June 30, 1995 decreased as compared to the same periods in 1994.
For the quarter ended June 30, 1995,  no equity in property  net income was recorded since all of the properties that were previously accounted for as investments in real estate were reclassified to the investment in joint investment pool. This reclassification also caused the decrease for the six
months ended June 30, 1995.   Results of operations of the properties for
the six months ended June 30, 1995 includes six properties for the period January 1, 1995 through February 14, 1995. For the quarters and six months ended June 30, 1994, results of operations includes six properties.

During the six months ended June 30, 1995, Series II properties paid approximately $2.9 million to the Partnership. This represents a 5%
increase over the same period last year.   This increase is primarily due to
interest paid from other sources on the six mortgage revenue bonds included in the financing transaction prior to refunding. The table at the beginning of this report should be referenced for more information regarding specific property information.

Other

On May 24, 1995, the General Partners were served with a Complaint filed in the Superior Court of the State of California, for the County of Los Angeles, by a BAC Holder claiming a breach of the Partnership Agreement and breach of fiduciary duties in connection with the February 1995 financing transaction. The plaintiff claims that the Partnership's participation in the transaction was not authorized under the Partnership Agreement and that the proceeds received should be distributed immediately to the BAC Holders. The plaintiff seeks to be appointed representative of the BAC Holders as a class, but, at the present time, no class has been certified by the court.

On July 3, 1995, the General Partners filed a motion contesting jurisdiction and a motion for dismissal or, alternatively, stay of action on the grounds of nonconvenience. Without conceding the merits of the General Partners' motions, the plaintiff has agreed to dismiss the complaint before the Superior Court of California, and the plaintiff and General Partners have agreed to a Stipulation which will result in the complaint being filed in the Superior Court for the District of Columbia. There is nothing in this motion which will affect the General Partners' right to assert any defense or file any motion in response to the complaint.

The General Partners believe that the allegations are without merit and intend to defend the case vigorously. The ultimate outcome of this litigation cannot presently be determined and the financial statements for Series I and Series II do not include any adjustments that might result from the outcome of this uncertainty.

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

By: Thomas R. Hobbs
    ---------------
    Thomas R. Hobbs

    Senior Vice President

    Signing on behalf of registrant and as acting chief financial officer.


DATED:  August 14, 1995