Form 10-K/A
period 1994-12-31
SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
filed 1995-10-06
CIK 806641

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549
             FORM 10-K/A- AMENDMENT #2

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

218 North Charles Street, Suite 500, Baltimore, Maryland 21201
----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (410) 962-0595
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:     Name of each exchange on which registered:

              None                     None
     --------------------        --------------------

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             -----

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


DESCRIPTION OF AMENDMENTS:

AMENDMENT #1 (Changes included herein):
     A) The Series II December 31, 1994 Proforma Joint Investment Pool amount has been adjusted by approximately $300,000 to record the write off of debt costs related to the original Hamilton Chase debt.

     B) The proforma combined balance sheet of the joint investment pool at December 31, 1994 was revised to show the components of the underlying properties that was originally shown as an investment in real estate partnerships.

AMENDMENT #2:
     The following changes were made pursuant to SEC Comments dated August 18, 1995.

     A) In Note 4, Investment in Real Estate Partnerships, summarized financial information has been adjusted to reflect depreciation as a charge against operating income.

     B) Attached are the 1993 Financial Statements and Audit Reports of the properties that had a change of accountants in 1994:

                Barkley Place Limited Partnership
                Montclair Limited Partnership
                Newport Village Limited Partnership
                Nicollet Ridge Limited Partnership
                Steeplechase Falls Limited Partnership
                Hamilton Grove Limited Partnership

     C) In accordance with SAB Topic 1I, attached is the 1994 Financial Statements and Audit Report for Auction Street Associates Limited Partnership.

                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     1. Financial Statements - The Financial Statements listed on the accompanying Index to Financial Statements and Schedule are filed as a part of this Annual Report on Form 10-K/A- AMENDMENT #2.

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

               A.   Pages 15-17, 25-30, and 49-52 of the
                    Prospectus.

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

               F.   Pages 10-16 of the 1987 Annual Report to
                    Investors.

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

                         SCA TAX EXEMPT FUND LIMITED PARTNERSHIP

                         By: SCA REALTY I, INC.

Date:  October 6, 1995             By: /s/ Thomas R. Hobbs
                                           Thomas R. Hobbs
                                           Senior Vice President

     Signing on behalf o fthe registrant and as acting chief financial officer.

      SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
     INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



Report of Independent Accountants

Balance Sheets as of December 31, 1994 and 1993 - Series I

Statements of Income for the three years ended December 31, 1994, 1993, and 1992 - Series I

Statements of Cash Flows for the three years ended December 31, 1994, 1993, and 1992 - Series I

Statements of Changes in Partners' Capital for the three years ended December 31, 1994

Balance Sheets as of December 31, 1994 and 1993 - Series II

Statements of Income for the three years ended December 31, 1994, 1993, and 1992 - Series II

Statements of Cash Flows for the three years ended December 31, 1994, 1993, and 1992 - Series II

Statements of Changes in Partners' Capital for the three years ended December 31, 1994 - Series II

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
                                                ============   ============


Combined Results of Operations -(unaudited)
          (in 000's)                            For the year   For the year    For the year
                                                   ended          ended           ended
                                                December 31,   December 31,    December 31,
                                                    1994           1993            1992
                                                ------------   ------------   --------------
Revenues                                            $19,421        $17,314          $15,032
Operating expenses                                   11,543         10,409            9,124
Depreciation                                          2,988          2,788            2,434
                                                ------------   ------------   --------------
Net Operating Income                                 $4,890         $4,117           $3,474
                                                ============   ============   ==============

Series II

Combined Financial Position- (unaudited)        December 31,   December 31,
          (in 000's)                                1994           1993
                                                ------------   ------------
Land, buildings and equipment,
  net of accumulated depreciation                   $45,616        $47,097
Other assets                                          1,219            998
                                                ------------   ------------
     Total Assets                                   $46,835        $48,095
                                                ============   ============
Liabilities due to the Partnership
  including bonds                                   $57,572        $55,729
Other liabilities                                     1,220          1,473
Partners' deficit                                   (11,957)        (9,107)
                                                ------------   ------------
     Total liabilities and partners' deficit        $46,835        $48,095
                                                ============   ============


Combined Results of Operations- (unaudited)
          (in 000's)                            For the year   For the year    For the year
                                                   ended          ended           ended
                                                December 31,   December 31,    December 31,
                                                    1994           1993            1992
                                                ------------   ------------   --------------
Revenues                                             $7,368         $5,153           $5,150
Operating expenses                                    3,843          3,022            3,129
Depreciation                                          1,518          1,063            1,056
                                                ------------   ------------   --------------
Net Operating Income                                 $2,007         $1,068             $965
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
                                           =============

          BARKLEY PLACE LIMITED PARTNERSHIP

                  FINANCIAL REPORT

                  DECEMBER 31, 1993

                   C O N T E N T S



                                           PAGE

INDEPENDENT AUDITOR'S REPORT                3

FINANCIAL STATEMENTS

   Balance Sheets                           4
   Statements of Operations                 5
   Statements of Partners' Deficit          6
   Statements of Cash Flows                 7
   Notes to Financial Statements            8 - 10

            INDEPENDENT AUDITOR'S REPORT





To the Partners
Barkley Place Limited Partnership
Baltimore, Maryland


We have audited the accompanying balance sheets of Barkley Place Limited Partnership as of December 31, 1993 and 1992, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barkley Place Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



C.W. Amos and Company
Bethesda, Maryland
February 17, 1994

                       BARKLEY PLACE LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           December 31, 1993 and 1992


ASSETS                                                   1993           1992

Investment in Real Estate, at cost (Note 3)
  Building - net of accumulated depreciation
    of $881,738 in 1993 and $711,079 in 1992        $  5,944,621  $  6,115,281
  Furniture, fixtures and equipment - net of
    accumulated depreciation of $187,583 in 1993
    and $142,561 in 1992                                 269,024       300,229
  Land                                                 1,126,448     1,126,448

Other Assets
  Cash                                                    28,685        78,373
  Restricted cash (Note 2)                                75,371        67,443
  Prepaid expenses                                        16,727        18,751
  Other                                                   11,443        13,864
                                                    ------------  ------------
         TOTAL ASSETS                               $  7,472,319  $  7,720,389

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgage revenue bond payable (Note 3)            $  8,830,000  $  8,830,000
  Working capital loans payable (Notes 3 and 4)        1,252,347     1,252,347
  Debt service payable (Notes 3 and 4)                 1,456,052     1,506,536
  Accounts payable and accrued expenses                   44,182        43,499
  Security deposit liability                              39,650        39,986
  Due to affiliates (Note 4)                               4,964        20,402
                                                    ------------  ------------
         TOTAL LIABILITIES                          $ 11,627,195  $ 11,692,770

Commitment and contingencies (Note 3)

Partners' deficit (Note 4)                          $( 4,154,876) $( 3,972,381)

         TOTAL LIABILITIES AND                      ------------  ------------
           PARTNERS' DEFICIT                        $  7,472,319  $  7,720,389






   The accompanying notes are an integral part of these financial statements.

                       BARKLEY PLACE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                     Years ended December 31, 1993 and 1992

                                                    1993         1992
REVENUE

  Gross rent potential (Note 3)              $ 2,416,625   $ 2,289,971

  Less: Vacancies                                (75,354)     (120,227)

  Add:  Other rental income                       15,526        14,683
                                             -----------   -----------
  Net rental income                          $ 2,356,797   $ 2,184,427

  Interest                                         7,892         6,357

  Other income                                   249,377       240,860
                                             -----------   -----------
        TOTAL REVENUE                        $ 2,614,066   $ 2,431,644

EXPENSES

  Debt service (Notes 3 and 4)               $   770,400   $   770,400

  Marketing                                       70,195        85,713

  Administrative (Note 4)                        403,082       395,817

  Depreciation                                   215,681       216,946

  Taxes and insurance                            303,188       274,093

  Utilities                                      168,560       158,677

  Assisted living                                203,297       188,689

  Maintenance                                     45,918        53,795

  Restaurant                                     413,924       419,270

  Operating                                      133,841       124,128

  Mortgage servicing fees (Note 4)                68,475        68,475
                                             -----------   -----------
        TOTAL EXPENSES                       $ 2,796,561   $ 2,756,003
                                             -----------   -----------
NET LOSS                                     $  (182,495)  $  (324,359)

   The accompanying notes are an integral part of these financial statements.

                       BARKLEY PLACE LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' DEFICIT
                     Years ended December 31, 1993 and 1992




                               General        Limited
                               Partner        Partners        Total


Partners' Deficit,
    December 31, 1991       $(   36,480)    $(3,611,542)  $(3,648,022)


Net Loss                     (    3,244)     (  321,115)   (  324,359)


Partners' Deficit,          -----------     -----------   -----------
    December 31, 1992       $(   39,724)    $(3,932,657)  $(3,972,381)


Net Loss                     (    1,825)     (  180,670)   (  182,495)

Partners' Deficit,          -----------     -----------   -----------
    December 31, 1993       $(   41,549)    $(4,113,327)  $(4,154,876)




   The accompanying notes are an integral part of these financial statements.

                       BARKLEY PLACE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1993 and 1992

                                                        1993           1992
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                       $(  182,495)   $(  324,359)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
        Depreciation                                   215,681        216,946
        Change in assets and liabilities:
         Decrease (increase) in prepaid expenses         2,024     (    9,053)
         Decrease in other assets                        2,421          4,754
         (Decrease) increase in debt service payable (  50,484)       264,231
         Increase (decrease) in accounts payable
           and accrued expenses                            683     (   40,339)

         NET CASH (USED IN) PROVIDED BY            -----------    -----------
           OPERATING ACTIVITIES                    $(   12,170)   $   112,180

CASH FLOWS FROM INVESTING ACTIVITIES

    (Increase) decrease in restricted cash         $(    7,928)   $     2,782
    Purchases of furniture, fixtures and equipment  (   13,816)     (  11,038)

         NET CASH USED IN INVESTING                -----------    -----------
           ACTIVITIES                              $(   21,744)   $(    8,256)

CASH FLOWS FROM FINANCING ACTIVITIES

    (Decrease) increase in security deposits       $(      336)   $     1,836
    Decrease in due to affiliates                   (   15,438)      (101,449)

         NET CASH USED IN FINANCING                -----------    -----------
           ACTIVITIES                              $(   15,774)   $ (  99,613)

NET (DECREASE) INCREASE IN CASH                    $(   49,688)   $     4,311

CASH, BEGINNING OF YEAR                                 78,373         74,062
                                                   -----------    -----------
CASH, END OF YEAR                                  $    28,685    $    78,373

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                  $   820,884    $   506,169




   The accompanying notes are an integral part of these financial statements.

            NOTES TO FINANCIAL STATEMENTS

Note 1.      Organization

  Barkley Place Limited Partnership (the "Partnership") was organized on
  July 1, 1988 pursuant to the Laws of the State of Maryland for the purpose of acquiring and operating a residential rental project in Ft. Myers, Florida. All operating profits and losses are allocated in accordance with the percentage of partnership interest, as set forth in the Partnership
  Agreement. Any gains or losses recognized upon the sale, exchange, or other disposition of real property in the project shall also be allocated as set forth in the Partnership Agreement.

  As of September 8, 1988, the Partnership entered into a Transfer
  Agreement with the Heritage House of Ft. Myers Limited Partnership
  ("Heritage House"), whereby the title to Barkley Place, a senior living community located in Ft. Myers, Florida, was transferred from Heritage
  House to the Partnership in lieu of foreclosure. Through this Agreement, the Partnership acquired all of Heritage House's right, title, and interest in the property and assumed all of Heritage House's obligations under the Mortgage Note, the Parity Working Capital Loan Note, all other mortgage loan documents and the Regulatory Agreement. The Partnership did not, however, assume any of the obligations relating to the guarantors of Heritage House.

  The acquisition was accounted for as a purchase in conformity with Opinion No. 16 of the Accounting Principles Board. Accordingly, the aggregate acquisition consideration was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. This estimate was based upon the projected net operating income before the costs of financing plus the estimated proceeds at sale or refinancing discounted at 8.0%. This rate was determined to be an appropriate tax-exempt rate commensurate with the tax-exempt financing attached thereto.

Note 2.      Summary of Significant Accounting Policies

  A summary of the Partnership's significant accounting policies not disclosed elsewhere in the financial statements is as follows:

  Cash and Restricted Cash:

             The cash balance represents cash resources which are available to fund current operations.

             Restricted cash consists of the following:

                                                       1993          1992

             Real estate tax and insurance escrow   $ 30,118      $ 24,486
             Security deposits                        43,953        42,957
             Replacement reserve                       1,300             -
                                                    --------      --------
                                                    $ 75,371      $ 67,443

             Replacement reserves represent amounts available to fund future replacements and repairs as defined in the loan agreement.

  Depreciation:

             Depreciation is provided for by the use of the straight-line method over the estimated useful lives of the assets.

  Income Taxes:

             No benefit for income taxes has been included in these financial statements since the tax loss passes through to, and is reported by, the partners individually.

Note 3.      Debt

  The project was originally financed with the proceeds from the issuance and sale of tax-exempt mortgage revenue bonds by the Housing Finance Authority of Lee County, Florida for a total of $8,830,000 and a $300,000 working capital loan from SCA Tax Exempt Fund Limited Partnership
  ("SCA"), an affiliate of the Partnership. The provisions of this working capital loan are identical to those of the mortgage revenue bonds. Both loans are collateralized by a first mortgage on the real property and an assignment of rents. Principal payments on the loans are due in May, 2011. The loans may be prepaid in whole, but not in part, on or after the seventh anniversary of the initial purchase of the bonds. Interest on the original loans is unconditionally payable at a base rate of 8%.

  Commencing on May 29, 1989, the second anniversary date of the mortgage revenue bonds, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.25%. Any remaining cash flow is split equally with the lender until the lender reaches its 16% per annum limit. To the extent the aggregate of all interest payments, including contingent interest, for any year does not equal 16%, the interest is deferred until the mortgaged property is sold or the mortgage loan is repaid. Sale or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to pay the base rate of interest on the original mortgage revenue bonds and working capital loan plus
  2.25% per annum. Fifty (50) percent of any excess sale or redemption proceeds after payment of the base rate plus 2.25% are paid to the lender to satisfy any previously unpaid amounts from the 16% per annum interest rate previously deferred.

  The Partnership has been unable to pay all base interest to date, accordingly, it is uncertain, based upon historical results, whether project cash flows would be sufficient to pay contingent interest. As a result, no contingent interest has been accrued at December 31, 1993. Aggregate unpaid potential contingent interest at December 31, 1993 and 1992 is $3,347,666 and $2,617,266, respectively.

  SCA provided the Partnership with an additional $500,000 loan on November 8, 1988. This loan carries an annual base interest rate of 8% simple interest. Interest expense charged to operations in both 1993 and 1992 on this loan was $40,000. This loan does not, however, carry any contingent interest provisions and can be paid back from project cash flows at any time prior to June, 2011.

  In addition, the Partnership realized operating deficits (exclusive of debt service) prior to 1992 and consequently required additional funding from SCA in the form of additional working capital loans. These loans totalled $452,347 and carry a rate of 8% simple interest which is payable to the extent that excess sale or refinancing proceeds exceed the sum of the aggregate principal and unpaid base interest on the original debt. To date, there has not been any accrual of interest on these loans. These loans are not included within the contingent interest provisions described above and are due upon remarketing, redemption, or acceleration of the related outstanding bonds to the extent not previously called by SCA. The repayment of these loans and any interest thereon is subordinate to the base interest outstanding on both original loans and the $500,000 SCA loan.

Note 4.      Related Party Transactions

  Additional amounts due to SCA are as follows:

                                            1993          1992

              Working capital loans       $1,252,347    $1,252,347
              Debt service payable         1,456,052     1,506,536
              Out of pocket expenses           4,964        20,402
                                          ----------    ----------
                                          $2,713,363    $2,779,285

  The Partnership is due $495 from the Limited Partners and $5 from the General Partner based upon their capital contribution percentages.

  The Partnership paid property management fees of $129,953 and $121,177 to an affiliate in 1993 and 1992, respectively. These amounts are included in administrative expenses in the accompanying statements of operations.

  As required by the Indenture of Trust, the Partnership paid mortgage servicing fees of $68,475 to an affiliated partnership in both 1993 and 1992.

Note 5.      Retirement Plan

  Effective in 1992, Shelter Properties Corporation Limited, the managing agent, adopted a 401(k) retirement plan covering all eligible employees of the Partnership. Employer contributions are at the discretion of the Partnership. The Partnership elected not to make contributions to the plan for the years ended December 31, 1993 and 1992.

            MONTCLAIR LIMITED PARTNERSHIP

                  FINANCIAL REPORT

                  DECEMBER 31, 1993

                   C O N T E N T S


                                          PAGE

INDEPENDENT AUDITOR'S REPORT                3

FINANCIAL STATEMENTS

    Balance Sheets                          4
    Statements of Operations                5
    Statements of Partners' Deficit         6
    Statements of Cash Flows                7
    Notes to Financial Statements          8 - 11

            INDEPENDENT AUDITOR'S REPORT





To the Partners
Montclair Limited Partnership
Baltimore, Maryland



We have audited the accompanying balance sheets of Montclair Limited Partnership as of December 31, 1993 and 1992, and the related statements of operations, partners' deficit, and cash flows, for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montclair Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



C.W. Amos and Company
Bethesda, Maryland
February 17, 1994

                         MONTCLAIR LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           December 31, 1993 and 1992

                                                      1993           1992
ASSETS

Investment in Real Estate, at cost (Note 3)
  Building - net of accumulated
     depreciation of $1,215,262 in 1993
     and $954,903 in 1992                         $  8,737,284   $  8,997,644
  Furniture, fixtures and equipment - net of
     accumulated depreciation of $62,337 in
     1993 and $51,175 in 1992 (Note 4)                  50,925         54,936
  Land improvements - net of accumulated
     depreciation of $26,689 in 1993
     and $19,067 in 1992                                49,533         57,155
  Land                                                 625,169        625,169

Other Assets
  Cash                                                  55,547         61,946
  Restricted cash (Note 2)                             107,414         89,894
  Partners capital contributions due (Note 5)              500            500
  Other                                                 19,996         16,624
                                                  ------------   ------------
          TOTAL ASSETS                            $  9,646,368   $  9,903,868

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgage revenue bonds payable (Note 3)         $ 15,340,000   $ 15,340,000
  Working capital loans payable (Notes 3 and 5)        427,245        427,245
  Debt service payable (Notes 3 and 5)               2,872,880      2,766,339
  Accounts payable and accrued expenses                 53,266         53,599
  Note payable, bank (Note 4)                                -          6,713
  Security deposit liability                            98,171         60,007
                                                  ------------   ------------
          TOTAL LIABILITIES                       $ 18,791,562   $ 18,653,903

Commitments and Contingencies (Notes 3 and 6)

Partners' Deficit (Note 5)                        $( 9,145,194)  $( 8,750,035)

          TOTAL LIABILITIES AND                   ------------  -------------
              PARTNERS' DEFICIT                   $  9,646,368  $   9,903,868


   The accompanying notes are an integral part of these financial statements.

                         MONTCLAIR LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1993 and 1992

                                                       1993         1992
REVENUE

  Gross rent potential (Note 3)                    $ 2,327,371  $ 2,133,127

  Less: Vacancies                                      (55,437)     (18,998)

  Less:  Concessions and allowances                    (74,085)     (77,141)

  Add:  Other rental income                             42,401       26,130
                                                   -----------  -----------
  Net rental income                                $ 2,240,250  $ 2,063,118

  Interest                                               8,033        8,518

  Other income                                          22,465       25,288
                                                   -----------  -----------
         TOTAL REVENUE                             $ 2,270,748  $ 2,096,924

EXPENSES

  Debt service (Note 3)                            $ 1,217,869  $ 1,217,869

  Marketing                                             54,645       44,372

  Administrative (Note 5)                              306,349      267,203

  Depreciation                                         279,144      278,076

  Taxes and insurance                                  134,225      147,815

  Utilities                                            135,135      118,423

  Maintenance                                           39,637       35,079

  Restaurant                                           382,922      381,399

  Mortgage servicing fees (Note 5)                     115,981      115,990
                                                   -----------  -----------
         TOTAL EXPENSES                            $ 2,665,907  $ 2,606,226
                                                   -----------  -----------
NET LOSS                                           $  (395,159) $  (509,302)


   The accompanying notes are an integral part of these financial statements.
                                     - 5 -

                         MONTCLAIR LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' DEFICIT
                    Years Ended December 31, 1993 and 1992



                                     General         Limited
                                     Partner         Partner         Total


Partners' Deficit,
  December 31, 1991             $    (82,407)     $(8,158,326)    $(8,240,733)


Net Loss                              (5,093)        (504,209)       (509,302)


Partners' Deficit,              ------------      -----------     -----------
  December 31, 1992             $    (87,500)     $(8,662,535)    $(8,750,035)


Net Loss                              (3,952)        (391,207)       (395,159)


Partners' Deficit,              ------------      -----------      ----------
  December 31, 1993             $    (91,452)     $(9,053,742)     $9,145,194)



  The accompanying notes are an integral part of these financial statements.
                                     - 6 -

                         MONTCLAIR LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1993 and 1992



CASH FLOWS FROM OPERATING ACTIVITIES                    1993           1992

  Net loss                                        $  (395,159)    $  (509,302)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation                                 279,144         278,076
         Changes in assets and liabilities:
          Increase in other assets                     (3,372)         (7,355)
          Increase in debt service payable            106,541         202,709
          (Decrease) increase in accounts payable
            and accrued expenses                         (333)         27,111
                                                  -----------     -----------
          NET CASH USED IN OPERATING ACTIVITIES   $   (13,179)    $    (8,761)

CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase) decrease  in restricted cash         $   (17,520)    $     4,475
  Purchase of furniture, fixtures
       and equipment                                   (7,151)         (7,060)
  Purchase of land improvements                             -         (10,408)
                                                  -----------     -----------
          NET CASH USED IN INVESTING ACTIVITIES   $   (24,671)    $   (12,993)

CASH FLOWS FROM FINANCING ACTIVITIES

  Reduction of note payable, bank                 $    (6,713)    $    (6,182)
  Increase (decrease) in security deposits             38,164          (1,976)

          NET CASH PROVIDED BY (USED IN)          -----------     -----------
            FINANCING ACTIVITIES                  $    31,451     $    (8,158)

NET DECREASE  IN CASH                             $    (6,399)    $   (29,912)

CASH, BEGINNING OF YEAR                                61,946          91,858
                                                  -----------     -----------
CASH, END OF YEAR                                 $    55,547     $    61,946

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                   $ 1,111,328     $ 1,015,860



   The accompanying notes are an integral part of these financial statements.
                                     - 7 -

            NOTES TO FINANCIAL STATEMENTS

Note 1.      Organization

  Montclair Limited Partnership (the "Partnership") was organized on February 9, 1989 pursuant to the Laws of the State of Maryland for the purpose of acquiring and operating a residential rental project in Springfield, Missouri.

  All operating profits and losses are allocated in accordance with the percentage of partnership interest, as set forth in the Partnership Agreement. Any gains and losses recognized upon the sale, exchange, or other disposition of real property in the project are also allocated as set forth in the Partnership Agreement.

  As of February 28, 1989, the Partnership entered into a Transfer
  Agreement with Independent Living Centers of Springfield ("ILC") and Independent Living Centers of North America ("ILCNA"), whereby the title to the Montclair, an adult congregate rental living community located in Springfield, Missouri, was transferred from ILC and ILCNA to the Partnership in lieu of foreclosure. Through this Agreement, the Partnership acquired all of ILC's and ILCNA's rights, title, and interest in the property, and assumed all of ILC's and ILCNA's obligations under, the Mortgage Note, the Parity Working Capital Loan Note, all other mortgage loan documents and the Regulatory Agreement. The
  Partnership did not, however, assume any of the obligations relating to the guarantors of ILC or ILCNA.

  The acquisition was accounted for as a purchase in conformity with Opinion No. 16 of the Accounting Principles Board. Accordingly, the aggregate acquisition consideration was allocated to the assets acquired and the liabilities assumed, based on their estimated fair values. This estimate was based upon the projected net operating income before the costs of financing plus the estimated proceeds at sale or refinancing discounted at 8.0%. This rate was determined to be an appropriate tax-exempt rate commensurate with the tax-exempt financing attached thereto.

Note 2.      Summary of Significant Accounting Policies

  A summary of the Partnership's significant accounting policies not disclosed elsewhere in the financial statements is as follows:

  Cash and Restricted Cash:

             The cash balance represents cash resources which are available to fund current operations.

             Restricted cash consists of the following:

                                                        1993          1992

               Real estate tax and insurance escrow  $ 13,076      $ 22,332
               Security deposits                       94,338        67,562
                                                      -------       -------
                                                     $107,414      $ 89,894


  Credit Risk:

             As of December 31, 1993, the Partnership has funds on deposit in a financial institution in excess of amounts insured by the Federal Insurance Corporation.

  Depreciation:

             Depreciation is provided for by the use of the straight-line method over the estimated useful lives of the assets.

  Income Taxes:

             No benefit for income taxes has been included in these financial statements since the tax loss passes through to, and is reported by, the partners individually.

Note 3.      Debt

  The project was originally financed with the proceeds from the issuance and sale of tax-exempt mortgage revenue bonds by The Industrial
  Development Authority of the City of Springfield, Missouri for a total of $15,340,000 and a $125,000 working capital loan from SCA Tax Exempt
  Fund Limited Partnership ("SCA"), an affiliate of the Partnership. The provisions of this working capital loan are identical to those of the mortgage revenue bonds. Both loans are collateralized by a first mortgage on the real property and an assignment of rents. Principal payments on the loans are due in December, 2015. The loans may be prepaid in whole, but not in part, on or after the seventh anniversary of the initial purchase of the bonds. Interest on the original loans is unconditionally payable at a base rate of 7.875%.

  Commencing on October 28, 1988, the second anniversary date of the mortgage revenue bonds, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.375%. Any remaining cash flow is split equally with the lender until the lender reaches its 16% per annum limit. To the extent the aggregate of all interest payments, including contingent interest, for any year does not equal 16%, the interest is deferred until the mortgaged property is sold or the mortgage loan is repaid. Sale or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to pay the base rate of interest on the original mortgage revenue bonds and working capital loan plus 2.375% per annum. Fifty (50) percent of any excess sale or redemption proceeds after payment of the base rate plus 2.375% are paid to the lender to satisfy any previously unpaid amounts from the 16% per annum interest rate previously deferred.

  The Partnership has been unable to pay all base interest to date. Accordingly, it is uncertain, based upon historical results, whether project cash flows would be sufficient to pay contingent interest. As a result, no contingent interest has been accrued. Aggregate unpaid potential contingent interest at December 31, 1993 and 1992 is $6,492,078 and $5,235,546, respectively.

  In addition, the Partnership realized operating deficits (exclusive of debt service) during 1989 and consequently required additional funding from SCA in the form of additional working capital loans. These loans totalled $302,245 and carry a rate of 8% simple interest to the extent of excess sale or refinancing proceeds over the sum of the aggregate principal and unpaid base interest on the original debt.

  To date, there has not been any accrual of interest on the additional working capital loans of $302,245. These loans are not included within the contingent interest provisions described above and are due upon remarketing, redemption, or acceleration of the related outstanding bonds to the extent not previously called by SCA. The repayment of these loans and any interest thereon is subordinate to any base interest outstanding on both original loans.

Note 4.      Note Payable, Bank

  Note payable, bank represents a vehicle loan which was repaid in full in 1993.

Note 5.      Related Party Transactions

  Additional amounts due to SCA are as follows:

                                               1993              1992

               Working capital loans       $  427,245        $  427,245
               Debt service payable         2,872,880         2,766,339
                                           ----------        ----------
                                           $3,300,125        $3,193,584

  The Partnership is due $495 from the Limited Partner and $5 from the General Partner based upon their capital contribution percentages.

  As required by the Indenture of Trust, the Partnership paid mortgage servicing fees of $115,981 and $115,990 to an affiliated Partnership in 1993 and 1992, respectively.

  Management services for the year ended December 31, 1992 and for the six months ended June 30, 1993 were provided by an affiliate of the Partnership at no charge to the Partnership. For the six months ended December 31, 1993, the Partnership paid property management fees of $35,057 to an affiliate. This amount is included in administrative expenses in the accompanying statements of operations for the year ended
  December 31, 1993.

Note 6.      Retirement Plan

  Effective in 1992, Shelter Properties Corporation Limited, adopted a 401(k) retirement plan covering all eligible employees of the Partnership. Employer contributions are at the discretion of the Company. The Partnership elected not to make contributions to the plan for the years ended December 31, 1993 and 1992.

         NEWPORT VILLAGE LIMITED PARTNERSHIP

                  FINANCIAL REPORT

                  DECEMBER 31, 1993

                   C O N T E N T S



                                            PAGE

INDEPENDENT AUDITOR'S REPORT                  3


FINANCIAL STATEMENTS

    Balance Sheets                            4
    Statements of Operations                  5
    Statements of Partners' Deficit           6
    Statements of Cash Flows                  7
    Notes to Financial Statements            8 - 10

            INDEPENDENT AUDITOR'S REPORT





To the Partners
Newport Village Limited Partnership
Baltimore, Maryland



We have audited the accompanying balance sheets of Newport Village
Limited Partnership as of December 31, 1993 and 1992, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Village Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



C.W. Amos and Company
Bethesda, Maryland
February 16, 1994

                      NEWPORT VILLAGE LIMITED PARTNERSHIP

                                BALANCE SHEETS
                           December 31, 1993 and 1992

                                                       1993          1992
ASSETS

Investment in Real Estate, at cost (Note 3)

  Buildings - net of accumulated
     depreciation of $1,038,777 in 1993 and
     $801,334 in 1992                              $  8,516,107  $  8,753,550
  Furniture, fixtures and equipment - net
     of accumulated depreciation of $76,339
     in 1993 and $58,723 in 1992                        100,886       118,502
  Land                                                1,215,199     1,215,199

Other Assets

  Cash                                                   51,441        41,848
  Restricted cash (Note 2)                              161,819       143,555
  Other                                                  11,013         2,016
  Partners' capital contributions
     receivable (Note 4)                                    500           500
                                                   ------------  ------------
          TOTAL ASSETS                             $ 10,056,965  $ 10,275,170

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgage revenue bonds payable (Note 3)          $ 10,425,000  $ 10,425,000
  Working capital loans payable (Notes 3 and 4)         455,000       455,000
  Debt service payable (Notes 3 and 4)                1,786,243     1,505,956
  Accounts payable and accrued expenses                 148,881       126,830
  Security deposit liability (Note 2)                    57,195        50,200
  Due to affiliates (Note 4)                                965           965
                                                   ------------  ------------
          TOTAL LIABILITIES                        $ 12,873,284  $ 12,563,951

Commitments and contingencies (Note 3)

Partners' deficit (Note 4)                           (2,816,319)   (2,288,781)

          TOTAL LIABILITIES                        ------------  ------------
            AND PARTNERS' DEFICIT                  $ 10,056,965  $ 10,275,170


   The accompanying notes are an integral part of these financial statements.

                      NEWPORT VILLAGE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1993 and 1992


                                                      1993         1992

REVENUE

  Gross rent potential (Note 3)                   $ 1,362,785   $ 1,254,425

  Less:  Vacancies                                     (7,860)      (19,415)

  Less:  Concessions and allowances                   (20,410)      (26,665)
                                                   -----------  -----------
     Net rental income                             $ 1,334,515  $ 1,208,345

  Interest                                               2,758        3,367

  Other income                                          20,722       16,201
                                                   -----------  -----------
         TOTAL REVENUE                             $ 1,357,995  $ 1,227,913

EXPENSES

  Debt Service (Note 3)                            $   856,800  $   856,800

  Marketing                                             84,629       86,050

  Administrative (Note 4)                               84,962       81,924

  Depreciation                                         255,059      255,059

  Taxes and insurance                                  152,093      115,272

  Utilities                                             80,612       73,749

  Maintenance                                          276,546      273,804

  Advertising                                           13,232       11,756

  Mortgage servicing fees (Note 4)                      81,600       81,600
                                                   -----------  -----------
         TOTAL EXPENSES                            $ 1,885,533  $ 1,836,014


NET LOSS                                           $  (527,538) $  (608,101)

   The accompanying notes are an integral part of these financial statements.

                      NEWPORT VILLAGE LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' DEFICIT
                     Years Ended December 31, 1993 and 1992




                                       General       Limited
                                       Partner       Partner         Total



Partners' Deficit,
  December 31, 1991                 $   (16,807)   $(1,663,873)   $(1,680,680)


Net Loss                                 (6,081)      (602,020)      (608,101)


Partners' Deficit,                  -----------    -----------    -----------
  December 31, 1992                 $   (22,888)   $(2,265,893)   $(2,288,781)


Net Loss                                 (5,275)      (522,263)      (527,538)


Partners' Deficit,                  -----------    -----------    -----------
  December 31, 1993                 $   (28,163)   $(2,788,156)   $(2,816,319)



   The accompanying notes are an integral part of these financial statements.
                                     - 6 -

                      NEWPORT VILLAGE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1993 and 1992


                                                      1993           1992

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                        $ (527,538)   $ (608,101)

  Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation                                   255,059       255,059
       Changes in assets and liabilities:
         Increase in debt service payable             280,287       373,801
         Increase (decrease) in accounts
          payable and accrued expenses                 22,051        (2,604)
         Increase in other assets                      (8,997)          (75)

         NET CASH PROVIDED BY                     -----------   -----------
           OPERATING ACTIVITIES                   $    20,862   $    18,080

CASH FLOWS FROM INVESTING ACTIVITIES

  Increase in restricted cash                     $ (  18,264)  $  ( 29,530)

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in security deposits                   $     6,995   $     1,250

                                                  -----------   -----------
NET INCREASE (DECREASE) IN CASH                   $     9,593   $(   10,200)

CASH, BEGINNING OF YEAR                                41,848        52,048
                                                  -----------   -----------
CASH, END OF YEAR                                 $    51,441   $    41,848

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                   $   576,513   $   482,999


   The accompanying notes are an integral part of these financial statements.

            NOTES TO FINANCIAL STATEMENTS

Note 1.      Organization

       Newport Village Limited Partnership (the "Partnership") was organized on August 31, 1989 pursuant to the Laws of the State of Maryland for the purpose of acquiring and operating a residential rental project in Denver, Colorado.

       The Partnership was formed through initial capital contributions totalling $500 from SCA Successor, Inc., (the 1% General
       Partner) and Shelter Development Corporation (the 99% Limited Partner). All operating profits and losses are allocated in accordance with the percentage of partnership interest, as set forth in the Partnership Agreement. Any gains and losses recognized upon the sale, exchange, or other disposition of real property in the project are also allocated as set forth in the Partnership Agreement.

       As of August 31, 1989, the Partnership entered into a Transfer Agreement with Catalina Venture III, Ltd. (Catalina), whereby the title to Catalina Cottages and Apartments located in Denver, Colorado, was transferred from Catalina to the Partnership in lieu of foreclosure. Through this Agreement, the Partnership acquired all of Catalina's rights, title, and interest in the property, and assumed all of Catalina's obligations under the Mortgage Note, the Parity Working Capital Loan Note, all other mortgage loan documents, and the Regulatory Agreement. The Partnership did not, however, assume any of the obligations relating to the guarantors of Catalina.

       The acquisition was accounted for as a purchase in accordance with Opinion No. 16 of the Accounting Principles Board. Accordingly, the aggregate consideration was allocated to the assets acquired and the liabilities assumed, based on their estimated fair values. This estimate was based upon the projected net operating income before the costs of financing plus the estimated proceeds at sale or refinancing discounted at 8.0%.
       This rate was determined to be an appropriate tax-exempt rate commensurate with tax-exempt financing attached thereto.

Note 2.      Summary of Significant Accounting Policies

       A summary of the Partnership's significant accounting policies not disclosed elsewhere in the financial statements are as follows:

       Cash and Restricted Cash:

             The cash balance represents cash resources which are available to fund current operations.

             Restricted cash consists of the following:

                                                         1993        1992

               Real estate tax and insurance escrow  $  69,880   $  75,012
               Security deposits                        50,304      49,626
               Replacement reserve                      41,635      18,917
                                                     ---------   ---------
                                                     $ 161,819   $ 143,555


             Replacement reserve represents amounts available to fund future replacements and repairs as defined in the loan agreement.

       Depreciation:

             Depreciation on buildings and equipment is provided for by the use of the straight-line method over the estimated useful lives of the assets.

       Income Taxes:

             No benefit for income taxes has been included in these financial statements since the tax loss passes through to, and is reported by, the partners individually.

       Credit Risk:

             As of December 31, 1993, the Partnership had funds on deposit in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation.

       Reclassification:

             Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation.

Note 3.      Debt

       The project was originally financed with the proceeds from the issuance and sale of tax-exempt mortgage revenue bonds by the City of Thornton, Colorado for a total of $10,425,000 and a $455,000 working capital loan from SCA Tax Exempt Fund
       Limited Partnership ("SCA"), an affiliate of the Partnership. The provisions of this working capital loan are identical to those of the mortgage revenue bonds. All loans are collateralized by a first mortgage on the real property and an assignment of rents.
       Principal payments on the loans are due in December, 2010. The loans may be prepaid in whole, but not in part, on or after the seventh anniversary of the initial purchase of the bonds. Interest on the original loans is unconditionally payable at a base rate of 7.875%.

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


       Fifty (50) percent of any excess sale or redemption proceeds after payment of the base rate plus 2.375% are paid to the lender to satisfy any previously unpaid amounts from the 16% per annum interest rate previously deferred. The Partnership has been unable to pay all base interest to date. Accordingly, it is uncertain, based upon historical results, whether project cash flows would be sufficient to pay contingent interest. As a result, no contingent interest has been accrued.
       Aggregate unpaid potential contingent interest as of December 31, 1993 and 1992 is $4,456,833 and
       $3,572,833, respectively.

Note 4.      Related Party Transactions

       Additional amounts due to SCA are as follows:

                                                   1993            1992

             Working Capital loans             $  455,000      $  455,000
             Debt service payable               1,786,243       1,505,956
             Other                                    965             965
                                               ----------      ----------
                                               $2,242,208      $1,961,921


       The Partnership is due $495 from the Limited Partner and $5 from the General Partner based upon their capital contribution percentages.

       The Partnership paid property management fees of $53,876 and $54,003 to an affiliate in 1993 and 1992, respectively. These amounts are included in administrative expenses in the accompanying statements of operations.

       As required by the Indenture of Trust, the Partnership paid mortgage servicing fees of $81,600 to an affiliate in 1993 and 1992.

         NICOLLET RIDGE LIMITED PARTNERSHIP

                  FINANCIAL REPORT

                  DECEMBER 31, 1993

                C O N T E N T S



                                           PAGE

INDEPENDENT AUDITOR'S REPORT                 3

FINANCIAL STATEMENTS

  Balance Sheets                             4
  Statements of Operations                   5
  Statements of Partners' Deficit            6
  Statements of Cash Flows                   7
  Notes to Financial Statements              8 - 10

            INDEPENDENT AUDITOR'S REPORT





To the Partners
Nicollet Ridge Limited Partnership
Baltimore, Maryland



We have audited the accompanying balance sheets of Nicollet Ridge Limited Partnership as of December 31, 1993 and 1992, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicollet Ridge Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



C.W. Amos and Company
Bethesda, Maryland
February 16, 1994

                    NICOLLET RIDGE LIMITED PARTNERSHIP

                              BALANCE SHEETS
                        December 31, 1993 and 1992

ASSETS
                                                    1993             1992
Investment in Real Estate, at cost (Note 3)

 Building - net of accumulated
      depreciation of $1,370,110 in 1993
      and $920,182 in 1992                       $ 16,627,016  $ 17,076,944
 Furniture, fixtures and equipment - net
      of accumulated depreciation of $25,122
      in 1993 and $18,506 in 1992                      41,035        47,651
 Land                                               1,914,869     1,914,869

Other Assets

 Cash                                                  11,271         8,176
 Restricted cash (Note 2)                             190,744       168,541
 Partners' capital contributions
      receivable (Note 4)                                 500           500
 Prepaid expenses                                      14,799        15,893
 Other assets                                           3,148           -
                                                 ------------  ------------
           TOTAL ASSETS                          $ 18,803,382  $ 19,232,574


LIABILITIES AND PARTNERS' DEFICIT

Liabilities

 Mortgage revenue bond payable (Note 3)          $ 20,340,000  $ 20,340,000
 Lien claims payable                                   31,979        31,979
 Debt service payable (Notes 3 and 4)               2,981,088     2,311,407
 Accounts payable and accrued expenses                544,621       603,105
 Security deposit liability                            64,987        82,552
 Due to affiliates (Note 4)                             5,047         5,047
                                                 ------------  ------------
           TOTAL LIABILITIES                     $ 23,967,722  $ 23,374,090

Commitment and contingency (Note 3)

Partners' deficit (Note 4)                         (5,164,340)   (4,141,516)

           TOTAL LIABILITIES                     ------------  ------------
           AND PARTNERS' DEFICIT                 $ 18,803,382  $ 19,232,574



The accompanying notes are an integral part of these financial statements.

                    NICOLLET RIDGE LIMITED PARTNERSHIP

                         STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1993 and 1992


                                                     1993         1992
REVENUE

 Gross rent potential (Note 3)                   $ 2,623,282   $ 2,531,845

 Less: Vacancies                                     (68,311)      (63,602)

 Less:  Concessions and allowances                   (87,480)      (91,340)

 Add:  Other rental income                           123,617       117,209
                                                 -----------   -----------
 Net rental income                               $ 2,591,108   $ 2,494,112

 Interest                                              4,086         4,216

 Other income                                         13,279         4,712
                                                 -----------   -----------
         TOTAL REVENUE                           $ 2,608,473   $ 2,503,040

EXPENSES

 Debt service (Note 3)                           $ 1,601,775   $ 1,601,577

 Payroll                                             237,104       221,422

 Administrative (Note 4)                             210,365       221,955

 Depreciation                                        456,544       456,544

 Taxes and insurance                                 496,746       589,494

 Utilities                                           200,013       194,690

 Maintenance                                         276,200       368,561

 Mortgage servicing fees (Note 4)                    152,550       152,550
                                                 -----------   -----------
         TOTAL EXPENSES                          $ 3,631,297   $ 3,806,793


NET LOSS                                         $(1,022,824)  $(1,303,753)



The accompanying notes are an integral part of these financial statements.
                                   - 5 -

                    NICOLLET RIDGE LIMITED PARTNERSHIP

                      STATEMENTS OF PARTNERS' DEFICIT
                  Years Ended December 31, 1993 and 1992




                                     General       Limited
                                     Partner       Partners         Total



Partners' Deficit,
  December 31, 1991               $(   28,378)    $(2,809,385)  $(2,837,763)


Net Loss                           (   13,038)     (1,290,715)   (1,303,753)


Partners' Deficit,                -----------     -----------   -----------
  December 31, 1992               $(   41,416)    $(4,100,100)  $(4,141,516)


Net Loss                           (   10,228)     (1,012,596)   (1,022,824)


Partners' Deficit,                -----------     -----------   -----------
  December 31, 1993               $(   51,644)    $(5,112,696)  $(5,164,340)




The accompanying notes are an integral part of these financial statements.
                                   - 6 -

                    NICOLLET RIDGE LIMITED PARTNERSHIP

                         STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1993 and 1992


                                                      1993           1992

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                         $(1,022,824)  $(1,303,753)
 Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation                                  456,544       456,544
        Change in assets and liabilities:
         Increase in rent receivable                      -           7,797
         Decrease (increase) in prepaid expenses        1,094        (7,860)
         Increase in debt service payable             669,681       795,170
         (Decrease) increase in accounts payable
           and accrued expenses                       (58,484)       52,791
         Increase in other assets                      (3,148)          -

         NET CASH PROVIDED BY                      ----------    ----------
           OPERATING ACTIVITIES                    $   42,863    $      689


CASH FLOWS FROM INVESTING ACTIVITIES

 (Increase) decrease in restricted cash            $  (22,203)   $    1,333

CASH FLOWS FROM FINANCING ACTIVITIES

 Decrease in security deposits                        (17,565)          (98)
                                                   ----------     ----------
NET INCREASE IN CASH                               $    3,095     $   1,924

CASH, BEGINNING OF YEAR                                 8,176         6,252
                                                   ----------     ---------
CASH, END OF YEAR                                  $   11,271     $   8,176

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                     $  932,094     $ 806,407



The accompanying notes are an integral part of these financial statements.
                                   - 7 -

            NOTES TO FINANCIAL STATEMENTS


Note 1.      Organization

       Nicollet Ridge Limited Partnership (the "Partnership") was organized on October 3, 1990 pursuant to the Laws of the State of Maryland for the purpose of acquiring, owning and operating a multifamily residential apartment project located in Burnsville, Minnesota.

       All operating profits and losses are to be allocated in accordance with the percentage of partnership interest, as set forth in the Partnership Agreement. Any gains and losses recognized upon the sale, exchange or other disposition of real property in the project shall also be allocated as set forth in the Partnership Agreement.

       As of December 1, 1990, the Partnership entered into a Transfer Agreement with Burnsville Woods Partnership ("Burnsville"), whereby the title to Nicollet Ridge, a 339 unit apartment project located in Burnsville, Minnesota, was transferred to the Partnership in lieu of foreclosure. Through this agreement, the Partnership acquired all of Burnsville's rights, title and interest in the property, and assumed all of Burnsville's obligations under the Mortgage Note, all other mortgage loan documents and the Regulatory Agreement. The Partnership did not, however, assume any of the obligations relating to the guarantors of Burnsville.

       The acquisition was accounted for as a purchase in conformity with Opinion No. 16 of the Accounting Principles Board. Accordingly, the aggregate consideration was allocated to the assets acquired and the liabilities assumed, based on their estimated fair values. This estimate was based upon the projected net operating income before the costs of financing plus the estimated proceeds at sale or refinancing discounted at 8.0%.
       This rate was determined to be an appropriate tax-exempt rate commensurate with tax-exempt financing attached thereto.

Note 2.      Summary of Significant Accounting Policies

       A summary of the Partnership's significant accounting policies not disclosed elsewhere in the financial statements are as follows:

       Cash and Restricted Cash:

             The cash balance represents cash resources which are available to fund current operations.

             Restricted cash consists of the following:


                                                       1993        1992

               Real estate tax and insurance escrow $  91,342  $  85,969
               Security deposits                       65,266     82,572
               Replacement reserve                     34,136        -
                                                    ---------  ---------
                                                    $ 190,744  $ 168,541

             Replacement reserve represents amounts available to fund future replacements and repairs as defined in the loan agreement.

       Credit risk:

             As of December 31, 1993, the Partnership had funds on deposit in a financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation.

       Depreciation:

             Depreciation on buildings and equipment is provided for by the use of the straight-line method over the estimated useful lives of the assets.

       Income Taxes:

             No benefit for income taxes has been included in these financial statements since the tax loss passes through to, and is reported by, the partners individually.

       Reclassification:

             Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation.

Note 3.      Debt

       The project was originally financed with the proceeds from the issuance and sale of tax-exempt mortgage revenue bonds by the City of Burnsville, Minnesota for a total of $20,340,000. The mortgage revenue bonds, are collateralized by a first mortgage on the real property and an assignment of rents. Principal payments on the bonds are due in December, 2010. The bonds may be prepaid in whole, but not in part, on or after the seventh anniversary of the initial purchase of the bonds. Interest on the original bonds is payable at a base rate of 7.875%.

       Commencing on December 1, 1988, the second anniversary date of the mortgage revenue bonds, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.375%. Any remaining cash flow is split equally with the lender until the lender reaches its 16% per annum limit. To the extent the aggregate of all interest payments, including contingent interest, for any year does not equal 16%, the interest is deferred until the mortgaged property is sold or the mortgage loan is repaid. Sale or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to pay the base rate of interest on the original mortgage revenue bond plus 2.375% per annum. Fifty (50) percent of any excess sale or redemption proceeds after payment of the base rate plus 2.375% are paid to the lender to satisfy any previously unpaid amounts from the 16% per annum interest rate previously deferred.

       The Partnership has been unable to pay all base interest to date, accordingly, it is uncertain, based upon historical results, whether project cash flows would be sufficient to pay contingent interest. As a result, no contingent interest has been accrued. Aggregate unpaid potential contingent interest as of December 31, 1993 and 1992 is $8,400,844 and $6,748,219, respectively.

Note 4.      Related Party Transactions

       Additional amounts due to SCA Tax Exempt Fund limited partnership are as follows:


                                              1993           1992

               Debt service payable       $2,981,088     $2,311,407
               Other                           5,047          5,047
                                          ----------     ----------
                                          $2,986,135     $2,316,454

       The Partnership is due $495 from the Limited Partners and $5 from the General Partner based upon their capital contribution percentages.

       The Partnership paid property management fees of $104,093 and $101,176 to an affiliate in 1993 and 1992, respectively. These amounts are included in administrative expenses in the accompanying statements of operations.

       As required by the Indenture of Trust, the Partnership paid mortgage servicing fees of $152,550 to an affiliate in 1993 and 1992.

                 STEEPLECHASE FALLS
                 LIMITED PARTNERSHIP

                  FINANCIAL REPORT

                  DECEMBER 31, 1993

                   C O N T E N T S



                                           PAGE

INDEPENDENT AUDITOR'S REPORT                3

FINANCIAL STATEMENTS

    Balance Sheet                           4
    Statement of Operations                 5
    Statement of Partners' Deficit          6
    Statement of Cash Flows                 7
    Notes to Financial Statements           8 - 11

            INDEPENDENT AUDITOR'S REPORT





To the Partners
Steeplechase Falls Limited Partnership
Baltimore, Maryland


We have audited the accompanying balance sheet of Steeplechase Falls
Limited Partnership as of December 31, 1993, and the related statements of operations, partners' deficit, and cash flows for the period July 12, 1993 through December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Steeplechase Falls Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows for the period July 12, 1993 through December 31, 1993 in conformity with generally accepted accounting principles.



C.W. Amos and Company
Bethesda, Maryland
February 17, 1994

                     STEEPLECHASE FALLS LIMITED PARTNERSHIP

                                BALANCE SHEET
                              December 31, 1993


ASSETS

Investment in Real Estate, at cost (Note 3)
  Building - net of accumulated depreciation
     of $215,838                                           $ 17,051,209
  Furniture, fixtures and equipment - net of
    accumulated depreciation of $24,778                         470,790
  Land improvements - net of accumulated
     depreciation of $862                                        16,375
  Land                                                        1,782,925

Other Assets
  Cash                                                           43,000
  Restricted cash (Note 2)                                      628,047
  Partners' capital contributions due (Note 4)                      500
  Other assets                                                   20,667
                                                           ------------
          TOTAL ASSETS                                     $ 20,013,513

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgage revenue bonds payable (Note 3)                  $ 17,950,000
  Working capital loan payable (Notes 3 and 4)                  150,000
  Debt service payable (Notes 3 and 4)                        1,699,358
  Accounts payable and accrued expenses                         377,782
  Security deposit liability                                    105,508
  Due to affiliate (Note 4)                                       3,498
                                                           ------------
          TOTAL LIABILITIES                                $ 20,286,146

Commitments and Contingencies (Notes 3 and 5)

Partners' deficit                                          $   (272,633)

          TOTAL LIABILITIES AND                            ------------
              PARTNERS' DEFICIT                            $ 20,013,513





   The accompanying notes are an integral part of this financial statement.
                                    - 4 -

                    STEEPLECHASE FALLS LIMITED PARTNERSHIP

                           STATEMENT OF OPERATIONS
                Period July 12, 1993 through December 31, 1993


REVENUES

  Gross rent potential (Note 3)                              $  1,354,333

  Less: Vacancies                                                 (42,175)

  Less: Concessions and allowances                                 (6,810)

  Add:  Other rental income                                        14,178

  Net rental income                                          $  1,319,526

  Interest                                                          4,624

  Other income                                                     33,580
                                                             ------------
         TOTAL REVENUE                                       $  1,357,730

EXPENSES

  Debt service (Note 3)                                      $    712,677

  Marketing                                                        30,800

  Administrative (Note 4)                                         217,278

  Depreciation                                                    241,478

  Taxes and insurance                                             212,142

  Utilities                                                        79,845

  Maintenance                                                      68,768

  Mortgage servicing fees (Note 4)                                 67,875
                                                             ------------
         TOTAL EXPENSES                                      $  1,630,863
                                                             ------------
NET LOSS                                                     $   (273,133)




   The accompanying notes are an integral part of this financial statement.
                                    - 5 -

                    STEEPLECHASE FALLS LIMITED PARTNERSHIP

                        STATEMENT OF PARTNERS' DEFICIT
                Period July 12, 1993 through December 31, 1993



                                      General        Limited
                                      Partner        Partner         Total


Partners' Capital,
  Beginning of period              $       5       $     495     $     500


Net Loss                              (2,731)       (270,402)      (273,133)

Partners' Deficit,                 ---------       ---------     ----------
  End of period                    $  (2,726)      $(269,907)    $ (272,633)




  The accompanying notes are an integral part of these financial statements.
                                     - 6-

                    STEEPLECHASE FALLS LIMITED PARTNERSHIP

                           STATEMENT OF CASH FLOWS
               Period July 12, 1993 through December 31, 1993


CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                       $ (273,133)

  Adjustments to reconcile net loss to net cash
       provided by operating activities:
        Depreciation                                                241,478
        Change in assets and liabilities:
          Increase in other assets                                  (13,480)
          Increase in debt service payable                           54,175
          Decrease in due to affiliate                               (4,009)
          Increase in accounts payable and
            accrued expenses                                        175,189

          NET CASH PROVIDED BY                                   ----------
             OPERATING ACTIVITIES                                $  180,220

CASH FLOWS FROM INVESTING ACTIVITIES

  Increase in restricted cash                                    $ (174,350)
  Purchases of furniture, fixtures and equipment                    (15,595)

         NET CASH USED IN                                        ----------
            INVESTING ACTIVITIES                                   (189,945)

CASH FLOWS FROM FINANCING ACTIVITIES

  Decrease in security deposit liability                         $   (2,251)
                                                                 ----------
NET DECREASE IN CASH                                             $  (11,976)
                                                                 ----------
CASH, BEGINNING OF PERIOD                                            54,976
                                                                 ----------
CASH, END OF PERIOD                                              $   43,000

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                  $  658,502






   The accompanying notes are an integral part of this financial statement.

            NOTES TO FINANCIAL STATEMENTS


Note 1.      Organization

  Steeplechase Falls Limited Partnership was organized pursuant to the Laws of the State of Maryland for the purpose of acquiring and operating a residential rental project in Knoxville, Tennessee.

  The project of Steeplechase Falls Apartments was deeded to Steeplechase Falls Ventures Ltd., the original borrower, who on September 29, 1989 filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code.
  Through this filing, Steeplechase Falls Ventures Ltd. attempted through special provisions of the bankruptcy code (section 363(C)) to relieve the guarantors of their obligation under the operating deficit guarantee. The lender filed a motion to dismiss the bankruptcy filing, but the court upheld the bankruptcy filing. While the action was upheld, the original borrower continued to hold the title to the property as no attempt was made to transfer the title.

  Subsequent to the above and through July 12, 1993, Shelter Properties Corporation Limited, was appointed by a trustee of the U.S. Bankruptcy Court to manage the property until transfer of title was allowed. In addition, the bond trustee and lender retained Shelter Properties Corporation Limited as the managing agent.

  On March 18, 1993, an affiliate of the Partnership, negotiated the terms of a transfer of the deed in lieu of foreclosure to Steeplechase Falls
  Limited Partnership (the Partnership).   On July 12, 1993, the Partnership
  recorded the deed and acquired all of Steeplechase Falls Ventures Ltd. right, title and interest in the property and assumed all of Steeplechase Falls Ventures Ltd. obligations under the Mortgage Note, the Parity Working
  Capital Loan Note, all other mortgage loan documents and the Regulatory Agreement. The assets and liabilities of the project as of July 12, 1993, were transferred to and recorded on the Partnership's opening balance sheet. The Partnership did not, however, assume any of the obligations relating to the guarantors of Steeplechase Falls Ventures Ltd..

  The acquisition was accounted for as a purchase in conformity with Opinion No. 16 of the Accounting Principles Board. Accordingly, the aggregate acquisition consideration was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. This estimate was based upon the projected net operating income before the costs of financing plus the estimated proceeds at sale or refinancing discounted at 9.5%. This rate was determined to be an appropriate tax-exempt rate commensurate with the tax-exempt financing attached thereto.

  All operating profits and losses are allocated in accordance with the percentage of partnership interest, as set forth in the Partnership Agreement. Any gains or losses recognized upon the sale, exchange, or other disposition of real property in the project shall also be allocated as set forth in the Partnership Agreement.


Note 2.      Summary of Significant Accounting Policies

  A summary of the Partnership's significant accounting policies not disclosed elsewhere in the financial statements is as follows:

  Credit Risk:

             The Partnership has deposits in financial institutions in excess of amounts insured by the Federal Deposit
             Insurance Corporation.

  Cash:

             The cash balance represents cash resources which are available to fund current operations.

             Restricted cash consists of the following:

                                                               1993

              Real estate tax and insurance escrow         $  287,102
              Security deposits                               106,740
              Replacement reserve                              84,373
              Trust fund                                      149,832
                                                           ----------
                                                           $  628,047

             Replacement reserve represents amounts available to fund future replacements and repairs as defined in the loan agreement.

             Trust fund represents amounts which are held in trust by the lender for payment of debt service.

  Depreciation:

             Depreciation is provided for by the use of the straight-line method over the estimated useful lives of the assets.


  Income Taxes:

             No provision or benefit for income taxes has been included in these financial statements since the tax loss passes through to, and is reported by, the partners individually.



Note 3.      Debt

  The project was financed with proceeds from the issuance and sale of tax exempt mortgage revenue bonds by The Health, Educational and Housing Facilities Board of the County of Knox, Tennessee, for a total of $17,950,000 and a $150,000 working capital loan from SCA Tax Exempt
  Fund Limited Partnership ("SCA"), an affiliate of the managing agent.
  The provisions of this working capital loan are identical to those of the mortgage revenue bond. Both loans are collateralized by a first mortgage on the real property and an assignment of rents. Principal payments on the loans are due October, 2008. The loans may be prepaid in whole, but not in part, on or after the seventh anniversary of the initial purchase of the bonds. Interest on the original loans is unconditionally payable at a base rate of 7.875%.

  Commencing on October 17, 1988, the second anniversary date of the mortgage revenue bonds, contingent interest is payable during the year from 100% of the project cash flow after payment of base interest, at a rate of 2.375%. Any remaining cash flow is split equally with the lender until the lender reaches it's 16% per annum limit. To the extent the aggregate of all interest payments, including contingent interest, for any year does not equal 16%, the interest is deferred until the mortgaged property is sold or the mortgage loan is repaid. Sale or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the lender to the extent necessary in order to pay the base rate of interest on the original mortgage revenue bonds and working capital loan plus 2.375% per annum. Fifty (50) percent of any excess sale or redemption proceeds, after payment of the base rate plus 2.375%, are paid to the lender to satisfy any previously unpaid amounts from the 16% per annum interest rate previously deferred.

  The Project has been unable to pay all base interest to date, accordingly, it is uncertain whether project cash flows would ever be sufficient to pay contingent interest. As a result, no contingent interest has been accrued. Aggregate unpaid potential contingent interest from 1988 through December 31, 1993 is $7,659,505.

Note 4.      Related Party Transactions

  Additional amounts due to SCA are as follows:

             Working capital loan            $    150,000
             Debt service payable               1,699,358
                                             ------------
                                             $  1,849,358

  The Partnership is due $495 from the Limited Partner and $5 from the General Partner based upon their capital contribution percentages.

  The project paid property management fees of $52,039 to an affiliate for the period ended December 31, 1993. This amount is included in administrative expenses in the accompanying statement of operations.

  As required by the Indenture of Trust, the project paid mortgage servicing fees of $67,875 to an affiliate partnership in 1993.

Note 5.      Retirement Plan

  Shelter Properties Corporation Limited, the managing agent, has a 401(k) retirement plan covering all eligible employees of the property. Employer contributions are at the discretion of the Company. The Partnership elected not to make a contribution to the plan for the period ended December 31, 1993.

                     HAMILTON  GROVE  LIMITED  PARTNERSHIP

                   FINANCIAL  STATEMENTS  AND  AUDIT  REPORT

                               December 31, 1993

                     HAMILTON  GROVE  LIMITED  PARTNERSHIP
                                    CONTENTS




REPORT OF INDEPENDENT ACCOUNTANTS                                         1

BALANCE SHEETS                                                            2

STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT                            3

STATEMENTS OF CASH FLOWS                                                  4

NOTES TO FINANCIAL STATEMENTS                                           5/8


                           SUPPLEMENTARY  INFORMATION


Report of Independent Accountants                                        10

Schedules of Project Cash Flows                                          11

Member AICPA Division for CPA Firms
Private Companies Practice
Section
SEC Practice Section


                      REPORT  OF  INDEPENDENT  ACCOUNTANTS


To the Partners
Hamilton Grove Limited Partnership
Chattanooga, Tennessee

We have audited the accompanying balance sheets of Hamilton Grove Limited Partnership as of December 31, 1993 and 1992, and the related statements of operations and partners' deficit and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hamilton Grove Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in the notes to the financial statements, the partnership has had net losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Joseph Decosimo and Company
Chattanooga, Tennessee
March 4, 1994, except for the
  notes payable footnote, as to
  which the date is March 15, 1994

                    HAMILTON  GROVE  LIMITED  PARTNERSHIP
                                BALANCE  SHEETS
                           December 31, 1993 and 1992


                                              1993           1992

         ASSETS

Property and Equipment, net              $  8,670,454  $  9,061,971
Cash and Cash Equivalents, including
  restricted cash of $123,489 for 1993 and
  $71,010 for 1992                            127,496        97,172
Tenant Receivables                              1,825         1,325
Intangibles, net                              330,235       367,756
                                         ------------  ------------
TOTAL ASSETS                             $  9,130,010  $  9,528,224


         LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
  Notes Payable                          $ 13,975,000  $ 13,975,000
  Accounts Payable                             26,160        27,858
  Accrued Interest                            263,196        93,167
  Accrued Property Taxes                      178,689       181,773
  Accrued Management Fees                       8,322         7,859
  Tenant Security Deposits                     58,415        56,310
  Rents Received in Advance                    23,604        20,536
  Advances from Partners and
    Management Company                        499,415       480,341
                                         ------------  ------------
         Total Liabilities                 15,032,801    14,842,844

PARTNERS' DEFICIT                         ( 5,902,791)  ( 5,314,620)
                                         ------------  ------------
TOTAL LIABILITIES AND PARTNERS' DEFICIT  $  9,130,010  $  9,528,224



    The accompanying notes are an integral part of the financial statements.

                     HAMILTON  GROVE  LIMITED  PARTNERSHIP
              STATEMENTS  OF  OPERATIONS  AND  PARTNERS'  DEFICIT
                  Years Ended December 31, 1993, 1992 and 1991

                                  1993         1992          1991

REVENUES
  Gross Rent Potential        $ 1,904,258  $ 1,858,651  $ 1,812,723
    Less:  Vacancies               81,952       66,706      101,881
            Concessions             7,627       25,212       38,583
            Quarters Allowance     23,743       34,972       26,502
            Model                  13,148       10,250        8,095
  Net Rental Income             1,777,788    1,721,511    1,637,662
  Other                           185,094      199,646      172,605
                              -----------  -----------  -----------
                                1,962,882    1,921,157    1,810,267

EXPENSES
  Administrative                  263,961      251,364      229,557
  Management Fees                  98,144      103,889       90,513
  Advertising and Promotion         8,185        9,633       13,993
  Insurance                        24,189       25,025       22,553
  Outside Services                 39,477       43,882       48,074
  Payroll and Related Expenses    168,580      160,349      153,055
  Repairs and Maintenance           3,750        9,024       15,845
  Supplies                         39,660       22,285       24,274
  Utilities                       153,747      144,022      150,490
                              -----------   ----------  -----------
                                  799,693      769,473      748,354

INCOME FROM OPERATIONS          1,163,189    1,151,684    1,061,913

OTHER INCOME (EXPENSE)
  Interest Income                     746        1,648        5,550
  Interest Expense             (1,118,000)  (1,118,000)  (1,118,000)
  Amortization                 (   37,521)  (   91,670)  (  109,717)
  Depreciation                 (  418,302)  (  415,454)  (  428,090)
  Real Estate Taxes            (  178,283)  (  184,239)  (  166,280)
                              -----------  -----------  -----------
                               (1,751,360)  (1,807,715)  (1,816,537)
                              -----------  -----------  -----------
NET LOSS                       (  588,171)  (  656,031)  (  754,624)

PARTNERS' DEFICIT -
   beginning of year           (5,314,620)  (4,658,589)   (3,903,965)

PARTNERS' DEFICIT -           -----------  -----------    -----------
   end of year                $(5,902,791) $(5,314,620)  $(4,658,589)





    The accompanying notes are an integral part of the financial statements.

                     HAMILTON  GROVE  LIMITED  PARTNERSHIP
                          STATEMENTS  OF  CASH  FLOWS
                  Years Ended December 31, 1993, 1992 and 1991


                                           1993         1992        1991

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Received from Tenants           $ 1,958,442 $ 1,911,327 $ 1,818,912
  Cash Paid to Employees and Suppliers  (  973,182) (  911,092) (  896,329)
  Interest Received                            746       1,648       5,550
  Interest Paid                         (  947,971) (1,118,000) (1,118,000)
      Net Cash Provided (Used) by      -----------  ----------  ----------
        Operating Activities                38,035  (  116,117) (  189,867)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                  (   26,785) (    9,050) (   14,603)

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from Partners                    19,074      21,530     198,971
  Bank Overdraft                               -           -    (    5,400)
      Net Cash Provided by
        Financing Activities                19,074      21,530     193,571

NET INCREASE (DECREASE) IN CASH        -----------  ----------  ----------
  AND CASH EQUIVALENTS                      30,324  (  103,637) (   10,899)

CASH AND CASH EQUIVALENTS - beginning
    of year                                 97,172     200,809     211,708
                                        ----------  ----------  ----------
CASH AND CASH EQUIVALENTS - end of year $  127,496  $   97,172  $  200,809

RECONCILIATION OF NET LOSS TO NET
  CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES
  Net Loss                              $( 588,171) $( 656,031) $( 754,624)
  Depreciation                             418,302     415,454     428,090
  Amortization                              37,521      91,670     109,717
  Bad Debt Expense                           9,113      10,139       6,723
  Changes in Operating Assets
  and Liabilities -
    Decrease (Increase) in -
      Tenant Receivables                (    9,613)  (  10,871)        218
    Increase (Decrease) in -
      Accounts Payable                  (    1,698)      7,867      15,601
      Accrued Interest                     170,029       -           -
      Accrued Property Taxes            (    3,084)     16,755   (   4,019)
      Accrued Management Fees                  463       7,859       -
      Tenant Security Deposits               2,105       1,840       3,715
      Rents Received in Advance              3,068   (     799)      4,712

NET CASH PROVIDED (USED) BY            -----------  ----------- -----------
  OPERATING ACTIVITIES                 $    38,035  $(  116,117)$(  189,867)


    The accompanying notes are an integral part of the financial statements.

       HAMILTON  GROVE  LIMITED  PARTNERSHIP
          NOTES  TO  FINANCIAL  STATEMENTS




SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by the partnership are as follows:

ORGANIZATION - Hamilton Grove Limited Partnership (the "partnership") was organized under the laws of the state of Tennessee on August 14, 1986, for the purpose of acquiring and developing a 300-unit apartment complex in Chattanooga, Tennessee known as Hamilton Chase Apartments. The partnership commenced operations on October 1, 1987.

Venture Technology Properties is the general partner and manages the partnership and is allocated 94% of net operating losses and profits and gains. On March 15, 1994, the partnership signed a letter of intent with its bondholder and fiscal agent (see notes payable footnote) which will admit an affiliate of the fiscal agent as sole general partner. The new general partner shall have exclusive authority over all partnership decisions.

CASH EQUIVALENTS - The partnership considers all money market accounts and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost.
Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

Depreciation is provided on the straight-line method for real property and accelerated methods for personal property over the estimated useful lives of the depreciable assets.

INTANGIBLE ASSETS - Intangible assets consist of organization and start-up costs which are amortized using the straight-line method over five years and bond issue and financing costs which are amortized over the term of the bonds.

INCOME TAXES - No provision for income taxes is reflected in the financial statements since the tax effects of the partnership's income or loss are passed through to the individual partners.


OPERATIONS

From inception through December 31, 1993, the partnership has had net losses of $5,902,891 and negative cash flows from operations of $1,980,254.

The partnership's ability to continue as a going concern depends on the satisfaction of certain conditions established by the letter of intent signed with the bondholder and fiscal agent (see notes payable footnote) and the willingness of certain partners to fund partnership losses.


RESTRICTED CASH

Restricted cash consists of the following:

                                               1993          1992

Taxes and Insurance Escrow Accounts         $  63,095     $  12,843
Tenant Security Deposit Escrow Account         60,394        58,167
                                            ---------     ---------
                                            $ 123,489     $  71,010


PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications:

                                              1993           1992

Land                                     $    900,000  $    900,000
Buildings                                   9,846,708     9,844,945
Furniture and Equipment                       656,995       631,972
Vehicles                                        2,890         2,890
                                           11,406,593    11,379,807
Accumulated Depreciation                  ( 2,736,139)  ( 2,317,836)
                                         ------------  ------------
                                         $  8,670,454  $  9,061,971


INTANGIBLES

Intangibles consist of the following:

                                               1993           1992

Organization and Start-Up Costs             $ 360,976     $ 360,976
Bond Issue and Financing Costs                562,819       562,819
                                            ---------     ---------
                                              923,795       923,795
Accumulated Amortization                     (593,560)     (556,039)
                                            ---------     ---------
                                            $ 330,235     $ 367,756


NOTES PAYABLE

Notes payable consist of the following:

                                             1993          1992

Industrial Revenue Bonds Series 1986A    $ 13,875,000  $ 13,875,000
Working Capital Loan                          100,000       100,000
                                         ------------  ------------
                                         $ 13,975,000  $ 13,975,000


The Industrial Revenue Bonds were issued by the Industrial Development Board of the County of Hamilton, Tennessee and are assigned to SCA Tax Exempt
Fund. Base interest is payable monthly at 8%. Commencing December 1, 1988, contingent interest was payable at a rate of 2.25% from 100% of the project cash flow after the payment of base interest (level 1 contingent interest). Any remaining cash flow is split equally with the bondholder until the bondholder reaches a 16% per annum limit (level 2 contingent interest). To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference less priority contingent interest is deferred until the property is sold or the loan is repaid. Priority contingent interest for any given year is the lesser of unpaid level 1 contingent interest or .5%. Priority contingent interest is payable from 100% of cash flow before level 1 or 2 contingent interest as future cash flows permits. Sale or repayment proceeds remaining after the repayment of the principal and other specified payments are paid 100% to the bondholder to the extent necessary to provide the bondholder a return equal to the base interest rate plus 2.25%. Thereafter, such proceeds are split equally with the bondholder in order to provide a return of 16%.

The partnership has been unable to pay all base interest to date; accordingly, it is uncertain whether cash flows would be sufficient to pay contingent interest. As a result, no contingent interest has been accrued at December
31, 1993 and 1992. Aggregate unpaid interest at December 31, 1993 and 1992, is $5,683,127 and $4,573,127, respectively.

The bonds are redeemable after December 1, 1993, at the option of the partnership and are subject to remarketing on or after December 1, 1998. The bonds currently mature August 15, 2006; however, if previously remarketed, the maturity may be extended to August 15, 2008. The bonds are collateralized by the real property and an assignment of rents.

Provisions of the working capital loan are identical to those of the Industrial Revenue Bonds.

As of December 31, 1993, the partnership was in default of the terms of the loan agreement with the Industrial Development Board of Hamilton County,
Tennessee.

On March 15, 1994, the partnership signed a letter of intent with the bondholder and fiscal agent of the bonds whereby an affiliate of the fiscal agent will become the sole general partner and have sole and exclusive authority over all partnership decisions. The letter of intent becomes binding upon the satisfaction of certain conditions by the partnership. If these changes to the partnership structure are accomplished, the fiscal agent has no plans or intentions to exercise its rights to accelerate the maturity of the bonds during the ensuing year provided the terms of the agreement are fully satisfied.

RELATED PARTY TRANSACTIONS

Transactions and outstanding balances with partners are summarized as follows:

                                    1993        1992         1991

Management Fees                  $  98,144   $ 103,889    $  90,513
Advance from Partners            $ 499,415   $ 480,341    $ 458,811
Accrued Management Fees          $   8,322   $   7,859    $     -

The advances from partners shall be repaid from the partnership's share of sale or refinancing proceeds in accordance with the loan agreement related to the Industrial Development Bonds.

                           SUPPLEMENTARY INFORMATION

Member AICPA Division for CPA Firms
Private Companies Practice Section
SEC Practice Section


                      REPORT  OF  INDEPENDENT  ACCOUNTANTS




To the Partners
Hamilton Grove Limited Partnership
Chattanooga, Tennessee


Our report on our audits of the basic financial statements of Hamilton Grove Limited Partnership as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, appears on page 1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Joseph Decosimo and Company
Chattanooga, Tennessee
March 4, 1994

                 HAMILTON  GROVE  LIMITED  PARTNERSHIP
                  SCHEDULES  OF  PROJECT  CASH  FLOWS
              Years Ended December 31, 1993, 1992 and 1991


                                     1993        1992        1991


SOURCES OF CASH
  Cash Received from Tenants     $ 1,958,442  $1,911,327  $1,818,912
  Interest Received                      746       1,648       5,550
  Developer Contribution              19,074      21,530     198,971
                                 -----------  ----------  ----------
                                   1,978,262   1,934,505   2,023,433
USES OF CASH
Operating Expenses Paid             (973,182)   (911,092)   (896,329)
Debt Service                        (947,971) (1,118,000) (1,118,000)
                                 -----------  ----------  ----------
                                  (1,921,153) (2,029,092) (2,014,329)

  Project Cash Flow                   57,109     (94,587)      9,104

OTHER USES OF CASH
Capital Expenditures                 (26,785)     (9,050)    (14,603)
Bank Overdraft                         -           -          (5,400)
                                 -----------   ----------  ---------
NET INCREASE (DECREASE) IN CASH  $    30,324  $ (103,637) $  (10,899)



No contingent interest is payable for 1991 because project cash flow is the result of loans from the developer corporation and draws from reserves. No contingent interest is payable for 1993 because project cash flow is the result of loans from the developer corporation and the timing of interest payments.

        AUCTION  STREET  ASSOCIATES  LIMITED
                   PARTNERSHIP

      FINANCIAL  STATEMENTS  AND  AUDIT  REPORT

                  December 31, 1994

               AUCTION  STREET  ASSOCIATES  LIMITED  PARTNERSHIP
                                    CONTENTS





REPORT OF INDEPENDENT ACCOUNTANTS                                 1

BALANCE SHEETS                                                    2

STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT                    3

STATEMENTS OF CASH FLOWS                                        4/5

NOTES TO FINANCIAL STATEMENTS                                  6/11


                           SUPPLEMENTARY  INFORMATION

Combining Balance Sheets                                      13/14

Combining Statements of Operations                            15/17

Schedules of Project Cash Flow for Phase I                       18

        REPORT  OF  INDEPENDENT  ACCOUNTANTS


To the Partners
Auction Street Associates Limited Partnership
Chattanooga, Tennessee

We have audited the accompanying balance sheets of Auction Street Associates Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations and partners' deficit and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auction Street Associates Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Joseph Decosimo and Company
Chattanooga, Tennessee
February 22, 1995

                AUCTION  STREET  ASSOCIATES  LIMITED  PARTNERSHIP
                                BALANCE  SHEETS
                           December 31, 1994 and 1993

                                             1994           1993

         ASSETS

Property and Equipment, net             $ 17,045,468   $ 17,741,544
Cash and Cash Equivalents, including
  restricted cash of $1,440,186 for 1994
  and $1,336,610 for 1993                  1,483,130      1,344,621
Tenant Receivables                             7,135          5,929
Partner Receivables                           76,640        142,796
Prepaid Insurance                              9,232          -
Intangibles, net                             802,606        962,094
                                        ------------   ------------
TOTAL ASSETS                            $ 19,424,211   $ 20,196,984



         LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
  Notes Payable                         $ 28,304,000   $ 28,304,000
  Accounts Payable                            14,100         18,730
  Partner Payables                             -             90,582
  Accrued Interest                         1,434,505      1,068,331
  Other Accrued Expenses                       3,695            180
  Tenant Security Deposits                   148,348        136,432
  Rents Received in Advance                   22,723         10,560
                                        ------------   ------------
         Total Liabilities                29,927,371     29,628,815

PARTNERS' DEFICIT                        (10,503,160)   ( 9,431,831)
                                        ------------   ------------
TOTAL LIABILITIES AND PARTNERS' DEFICIT $ 19,424,211   $ 20,196,984




    The accompanying notes are an integral part of the financial statements.

               AUCTION  STREET  ASSOCIATES  LIMITED  PARTNERSHIP
              STATEMENTS  OF  OPERATIONS  AND  PARTNERS'  DEFICIT
                  Years Ended December 31, 1994, 1993 and 1992

                                   1994         1993         1992

REVENUES
  Gross Rent Potential        $  3,410,464 $  3,338,578 $ 3,270,175
  Convenience Store Income           6,303        9,100       8,062
    Less: Vacancies                 85,129      139,522     235,033
          Concessions                -            -          19,053
          Quarters Allowance        13,384       13,271      15,379
          Model                     14,365       13,760      13,560
  Net Rental Income              3,303,889    3,181,125   2,995,212
  Other                            120,232      101,062     107,626
                              ------------ ------------ -----------
                                 3,424,121    3,282,187   3,102,838

OPERATING EXPENSES
  Payroll and Related Expenses     218,110      210,459     229,034
  Administrative                   106,606      115,005      90,144
  Real Estate Taxes and Insurance   34,830       49,486      48,755
  Management Fee                   169,936      163,523     150,744
  Advertising and Promotion         22,732       22,168      24,962
  Utilities                        110,453      106,264     101,110
  Repairs and Maintenance           17,484       40,499      22,190
  Supplies                          77,109       67,082      53,520
  Services                          99,175      108,136     118,981
                              ------------ ------------ -----------
                                   856,435      882,622     839,440

OPERATING INCOME                 2,567,686    2,399,565   2,263,398

OTHER INCOME (EXPENSE)
  Depreciation                  (  782,649)  (  780,405) (  778,218)
  Amortization                  (  159,488)  (  178,372) (  197,255)
  Servicing Fee                 (  143,812 )  ( 143,813) (  155,797)
  Interest Expense              (2,599,154)  (2,452,021) (2,434,905)
  Interest Income                   46,088       41,626      54,207
                              ------------ ------------ -----------
                                (3,639,015)  (3,512,985) (3,511,968)

NET LOSS                        (1,071,329)  (1,113,420) (1,248,570)

PARTNERS' DEFICIT -
  beginning of year             (9,431,831)  (8,318,411) (7,571,971)

  Capital Contribution               -            -         502,130

PARTNERS' DEFICIT -           ------------  ----------- -----------
  end of year                 $(10,503,160) $(9,431,831)$(8,318,411)




    The accompanying notes are an integral part of the financial statements.

              AUCTION  STREET  ASSOCIATES  LIMITED  PARTNERSHIP
                          STATEMENTS  OF  CASH  FLOWS
                  Years Ended December 31, 1994, 1993 and 1992


                                               1994        1993        1992

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Received from Tenants              $ 3,446,749  $ 3,275,233 $ 3,119,297
  Cash Paid to Employees and Suppliers       (866,537)    (900,351)   (891,680)
  Interest Received                            46,088       41,626      54,207
  Interest Paid                            (2,232,980)  (2,258,114) (2,243,968)
  Servicing Fee                              (143,812)    (143,813)   (155,797)

      Net Cash Provided (Used) by         -----------  ----------- -----------
        Operating Activities                  249,508       14,581    (117,941)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                        (86,573)     (50,022)    (55,611)
  Net Partner Repayments (Advances)            66,156     (119,203)    (23,593)

      Net Cash Used by Investing          -----------  ----------- -----------
        Activities                            (20,417)    (169,225)    (79,204)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Overdraft                                -            -         (17,766)
  Capital Contribution                          -            -         502,130
  Repayment of Revenue Bonds                    -          (50,000)    (37,000)
  Repayment of Development Fee                (90,582)    (199,168)       -

      Net Cash Provided (Used) by         -----------  ----------- -----------
        Financing Activities                  (90,582)    (249,168)    447,364

NET INCREASE (DECREASE) IN CASH AND       -----------  ----------- -----------
  CASH EQUIVALENTS                            138,509     (403,812)    250,219

CASH AND CASH EQUIVALENTS - beginning
  of year                                   1,344,621    1,748,433   1,498,214

CASH AND CASH EQUIVALENTS -               -----------  ----------- -----------
  end of year                             $ 1,483,130  $ 1,344,621 $ 1,748,433



    The accompanying notes are an integral part of the financial statements.

               AUCTION  STREET  ASSOCIATES  LIMITED  PARTNERSHIP
                          STATEMENTS  OF  CASH  FLOWS
                  Years Ended December 31, 1994, 1993 and 1992


                                     1994        1993         1992

RECONCILIATION OF NET LOSS TO NET
  CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES
  Net Loss                       $(1,071,329) $(1,113,420)$(1,248,570)
  Depreciation                       782,649      780,405     778,218
  Amortization                       159,488      178,372     197,255
  Bad Debt Expense                       245          670      14,786
  Changes in Operating Assets and
    Liabilities -
    Increase in -
      Tenant Receivables          (    1,451)  (    4,322) (   11,426)
      Prepaid Insurance           (    9,232)       -           -
    Increase (Decrease) in -
      Accounts Payable and Accrued
        Expenses                  (    1,115)  (   18,399) (   67,026)
      Accrued Interest               366,174      193,907     190,937
      Tenant Security Deposits        11,916        9,478      18,610
      Rents Received in Advance       12,163   (   12,110)      9,275

NET CASH PROVIDED (USED) BY      -----------  ----------- -----------
  OPERATING ACTIVITIES           $   249,508  $    14,581 $(  117,941)



    The accompanying notes are an integral part of the financial statements.

        AUCTION  STREET  ASSOCIATES  LIMITED
                   PARTNERSHIP
          NOTES  TO  FINANCIAL  STATEMENTS




SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by the partnership are as follows:

ORGANIZATION - Auction Street Associates Limited Partnership was organized under the laws of the state of South Carolina on November 1, 1985, for the purpose of acquiring, developing and operating a 500-unit apartment complex in Memphis, Tennessee known as Riverset Apartments. The partnership commenced operations on July 1, 1988. Phase I, which contains 352 apartment units, was completed prior to December 31, 1988. Phase II, which contains 148 apartment units, was completed prior to December 31, 1990.

Venture Technology Properties is the general partner and manages the partnership and is allocated 97% of net operating losses and profits and gains.

CASH EQUIVALENTS - The partnership considers all money market accounts and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The partnership maintains at various financial institutions cash equivalents which may at times exceed federally insured amounts.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost.
Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

Depreciation is provided on the straight-line basis for real property and accelerated basis for personal property over the estimated useful lives of the depreciable assets.

INTANGIBLE ASSETS - Intangible assets consist of organization and start-up costs which are amortized using the straight-line method over five years and bond issue and financing costs which are amortized over the term of the bonds.

INCOME TAXES - No provision for income taxes is reflected in the financial statements since the tax effects of the partnership's income or loss are passed through to the individual partners.

PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                               1994         1993

Land                                      $    983,986 $    983,986
Buildings                                   13,496,795   13,485,166
Furniture and Equipment                        984,431      925,340
Land - Phase II                              1,497,283    1,497,283
Buildings - Phase II                         4,848,690    4,848,690
Furniture and Equipment - Phase II             174,441      158,588
                                          ------------ ------------
                                            21,985,626   21,899,053
Accumulated Depreciation                   ( 4,940,158) ( 4,157,509)
                                          ------------ ------------
                                          $ 17,045,468 $ 17,741,544


RESTRICTED CASH

Restricted cash consists of the following:

                                               1994          1993

Debt Service Reserve                       $   391,427  $   384,814
Replacement Reserve                             79,611       54,865

Revenue Fund                                     8,782       13,046
Tenant Security Deposit Escrow Account          96,538       61,551
Taxes and Insurance Escrow Accounts              2,393        2,184

Project Fund - Phase II                          7,601        6,467
Tenant Security Deposit Escrow
  Account - Phase II                            42,454       40,728
Debt Service Reserve - Phase II                619,883      625,439

Replacement Reserve - Phase II                  16,533       15,943
Revenue Fund - Phase II                          -              168
Taxes and Insurance Escrow Accounts - Phase II     461          328

Bond Fund - A - Phase II                       159,753      121,124
Bond Fund - B - Phase II                        14,750        9,953
                                           -----------  -----------
                                           $ 1,440,186  $ 1,336,610


The debt service reserve was funded from the initial proceeds of permanent financing of the project and is equal to 2% of permanent financing and a working capital loan. The reserve may be increased by unexpended financeable development costs as defined by the Indenture of Trust between the issuer of the permanent financing bonds and the purchaser. At no time will the reserve exceed $1,900,000 nor be less than 2% of the aggregate of the outstanding permanent financing and the working capital loan. The reserve will be used to pay any base interest which operations cannot pay.

The Bond Proceeds Fund and Revenue Fund were created by the permanent loan agreement and are restricted by the loan agreement.


INTANGIBLES

Intangibles consist of the following:

                                                1994         1993

Organization and Start-Up Costs            $   188,838  $   188,838
Bond Issue and Financing Costs                 644,450      644,450
Organization and Start-Up Costs - Phase II     296,238      296,238
Bond Issue and Financing Costs - Phase II      719,807      719,807
                                           -----------  -----------
                                             1,849,333    1,849,333
Accumulated Amortization                    (1,046,727)  (  887,239)
                                           -----------  -----------
                                           $   802,606  $   962,094


NOTES PAYABLE

Notes payable consist of the following:

                                                       1994          1993

Industrial Revenue Bonds - Phase I                 $ 19,000,000 $ 19,000,000
Working Capital Loan - Phase I                          175,000      175,000
Series 1989 A Industrial Revenue Bonds - Phase II     7,610,000    7,610,000
Series 1989 B Industrial Revenue Bonds - Phase II     1,519,000    1,519,000
                                                   ------------ ------------
                                                   $ 28,304,000 $ 28,304,000


The Industrial Revenue Bonds on Phase I issued by Memphis City Revenue
Finance Corporation and held by The Shelter/CAN-American Group are at a base interest rate of 10.5% with a contingent rate of 5.5% through August 2, 1989, with base interest payable monthly. After that date, base interest at 7.875% is due monthly and contingent interest totaling 8.125% is due quarterly. Contingent interest after August 2, 1989, is payable at the lesser of 2.1% plus the aggregate amount of unpaid priority contingent interest for all previous years to the extent the partnership has positive cash flow and an additional 6.025% limited to one half of positive cash flow after payment of contingent interest payable from 100% of cash flow. Priority interest for any given year is calculated based upon the lesser of unpaid contingent interest of 2.1% for such year or .5%. Upon any sale or any refinancing of the property, the net proceeds from the sale or refinancing are allocated to pay the loan, then to pay the bondholder cumulative deferred interest up to 10.75% from August 3, 1989.
Any excess proceeds then repay any operating loans made by the general partner, then fifty percent of such remaining excess is allocated to the bondholder to pay cumulative deferred interest up to 16% from the inception of the loan. Contingent interest is $399,000 for 1994, 1993 and 1992. As of December 31, 1994, contingent interest payable to the extent of positive cash flow was $137,087. Total unpaid priority contingent interest totaled $3,015,114 and an additional $6,200,729 must be paid to the extent of fifty percent of any positive cash flow from operations or future sale of the property. The bonds are redeemable after an initial seven year period at the option of the partnership and are subject to remarketing on or after August 3, 1998. The bonds mature November 1, 1999. The bonds are collateralized by the real property and an assignment of rents.

Provisions of the working capital loan are identical to those of the Phase I Industrial Revenue Bonds.

The Series 1989 A and Series 1989 B Industrial Revenue Bonds are held by Union Planters National Bank and bear interest at 9.5% and 10%, respectively. Interest on the Series 1989 A Bonds is payable on April 1 and October 1 of each year and the bonds mature on October 1, 2019. Principal and interest on the Series 1989 B Bonds is due on April 1 and October 1 of each year with final payment due on April 1, 2019.

Aggregate maturities of the Series B Industrial Revenue Bonds for the five years subsequent to December 31, 1994, are as follows:


            December 31,  December 31,  December 31,  December 31,  December 31,
                1995          1996           1997          1998         1999

            $  68,000     $  78,000     $  88,000      $  85,000    $ 101,000

Interest expense for Phase I and Phase II totaled $1,647,118 and $952,036, respectively, for 1994, $1,510,031 and $941,990, respectively, for 1993 and $1,510,031 and $924,874, respectively, for 1992.


PROPERTY TAXES

The partnership is required to pay only a minimal amount of property taxes because it received a tax abatement on most of its property taxes through 2001.


RELATED PARTY TRANSACTIONS

Transactions and outstanding balances with partners are summarized as follows:

                                         1994      1993       1992

Accounts Receivable                   $  11,676 $  27,623  $   2,447
Management Fee Expense                $ 117,811 $ 114,522  $ 109,279
Accrued Management Fees               $     -   $     -    $   9,490
Development Fee Payable               $     -   $  90,582  $ 289,750
Accounts Receivable - Phase II        $  64,964 $ 115,173  $  21,146
Management Fee Expense - Phase II     $  52,125 $  49,001  $  41,465
Accrued Management Fees - Phase II    $     -   $     -    $   3,940
Capital Contribution                  $     -   $     -    $ 502,130

Management fees are paid to the managing partner for services rendered based on a percentage of revenue.

The development fee payable is to be paid when all aspects of the Phase I Development are formally completed. During 1993, the partnership paid $199,168 of the fee to the developer and the remaining $90,582 was payable at year end. During 1994, the remaining fee of $90,582 was paid.

During 1992, an additional capital contribution was made by the general partner from proceeds of a life insurance policy and was paid in accordance with a guarantee agreement for Phase II.


CONTINGENCY

The partnership is a defendant in a lawsuit filed by the trustee of the 1989 Series A and B Industrial Revenue Bonds. The suit was filed to enforce guaranty agreements signed by the general partner and managing general partner. It is the trustee's position that the guarantors should be required to replenish monies used from the debt service fund. The partnership contends that the guaranty has expired and there is no obligation on the part of the guarantors to replenish the funds paid by the trustee from the debt service reserve fund. If the suit is decided in favor of the plaintiff, management and counsel estimate he judgment against the partnership and general partner would not exceed $525,000.

                           SUPPLEMENTARY INFORMATION

                AUCTION  STREET  ASSOCIATES  LIMITED  PARTNERSHIP
                           COMBINING  BALANCE  SHEET
                               December 31, 1994




                                                        Combined
                                                          After
                                 Phase I    Phase II   Eliminations

          ASSETS

Property and Equipment, net  $ 11,441,633 $ 5,603,835 $ 17,045,468
Cash and Cash Equivalents         595,597     887,533    1,483,130
Due from Phase II                  11,059       -            -
Tenant Receivables                  1,779       5,356        7,135
Partner Receivables                11,676      64,964       76,640
Prepaid Insurance                   7,386       1,846        9,232
Intangibles, net                  304,807     497,799      802,606
                             ------------ ----------- ------------
TOTAL ASSETS                 $ 12,373,937 $ 7,061,333 $ 19,424,211


          LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
  Notes Payable              $ 19,175,000 $ 9,129,000 $ 28,304,000
  Accounts Payable                 10,753       3,347       14,100
  Accrued Interest                262,923   1,171,582    1,434,505
  Other Accrued Expenses            3,695       -            3,695
  Due to Phase I                    -          11,059        -
  Tenant Security Deposits        103,833      44,515      148,348
  Rents Received in Advance        16,748       5,975       22,723
                             ------------ ----------- ------------
          Total Liabilities    19,572,952  10,365,478   29,927,371

PARTNERS' DEFICIT             ( 7,199,015)( 3,304,145) (10,503,160)

TOTAL LIABILITIES AND        ------------ ----------- ------------
  PARTNERS' DEFICIT          $ 12,373,937 $ 7,061,333 $ 19,424,211

               AUCTION  STREET  ASSOCIATES  LIMITED  PARTNERSHIP
                           COMBINING  BALANCE  SHEET
                               December 31, 1993



                                                        Combined
                                                          After
                                Phase I    Phase II    Eliminations

          ASSETS

Property and Equipment, net  $ 11,960,060 $ 5,781,484 $ 17,741,544
Cash and Cash Equivalents         517,519     827,102    1,344,621
Due from Phase II                  57,977       -            -
Tenant Receivables                  3,403       2,526        5,929
Partner Receivables                27,623     115,173      142,796
Intangibles, net                  357,060     605,034      962,094
                             ------------ ----------- ------------
TOTAL ASSETS                 $ 12,923,642 $ 7,331,319 $ 20,196,984


          LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
  Notes Payable              $ 19,175,000 $ 9,129,000 $ 28,304,000
  Accounts Payable                 10,210       8,520       18,730
  Partner Payables                 90,582       -           90,582
  Accrued Interest                125,835     942,496    1,068,331
  Other Accrued Expenses              180       -              180
  Due to Phase I                    -          57,977        -
  Tenant Security Deposits         95,204      41,228      136,432
  Rents Received in Advance         8,139       2,421       10,560
                             ------------ ----------- ------------
          Total Liabilities    19,505,150  10,181,642   29,628,815

PARTNERS' DEFICIT             ( 6,581,508)( 2,850,323) ( 9,431,831)

TOTAL LIABILITIES AND        ------------ ----------- ------------
  PARTNERS' DEFICIT          $ 12,923,642 $ 7,331,319 $ 20,196,984

               AUCTION  STREET  ASSOCIATES  LIMITED  PARTNERSHIP
                      COMBINING  STATEMENT  OF  OPERATIONS
                          Year Ended December 31, 1994

                               Phase I     Phase II       Total

REVENUES
  Gross Rent Potential        $ 2,401,569 $ 1,008,895   $ 3,410,464
  Convenience Store Income          -           6,303         6,303
  Less:  Vacancies                 54,978      30,151        85,129
      Quarters Allowance            9,163       4,221        13,384
      Model                        14,365       -            14,365
  Net Rental Income             2,323,063     980,826     3,303,889
  Other                            78,599      41,633       120,232
                              ----------- -----------   -----------
                                2,401,662   1,022,459     3,424,121

OPERATING EXPENSES
  Payroll and Related Expenses    153,469      64,641       218,110
  Administrative                   66,223      40,383       106,606
  Real Estate Taxes and Insurance  27,279       7,551        34,830
  Management Fee                  117,811      52,125       169,936
  Advertising and Promotion        16,058       6,674        22,732
  Utilities                        77,699      32,754       110,453
  Repairs and Maintenance          14,818       2,666        17,484
  Supplies                         56,460      20,649        77,109
  Services                         71,931      27,244        99,175
                               ---------- -----------   -----------
                                  601,748     254,687       856,435

OPERATING INCOME                1,799,914     767,772     2,567,686

OTHER INCOME (EXPENSE)
  Depreciation                 (  589,147) (  193,502)   (  782,649)
  Amortization                 (   52,253) (  107,235)   (  159,488)
  Servicing Fee                (  143,812)      -        (  143,812)
  Interest Expense             (1,647,118) (  952,036)   (2,599,154)
  Interest Income                  14,909      31,179        46,088
                              ----------- -----------   -----------
                               (2,417,421) (1,221,594)   (3,639,015)
                              ----------- -----------   -----------
NET LOSS                      $(  617,507)$(  453,822)  $(1,071,329)

              AUCTION  STREET  ASSOCIATES  LIMITED  PARTNERSHIP
                      COMBINING  STATEMENT  OF  OPERATIONS
                          Year Ended December 31, 1993


                                Phase I     Phase II       Total

REVENUES
  Gross Rent Potential        $ 2,347,606 $   990,972   $ 3,338,578
  Convenience Store Income          -           9,100         9,100
  Less:
      Vacancies                    93,159      46,363       139,522
      Quarters Allowance            9,778       3,493        13,271
      Model                        13,760       -            13,760
  Net Rental Income             2,230,909     950,216     3,181,125
  Other                            66,613      34,449       101,062
                              ----------- -----------   -----------
                                2,297,522     984,665     3,282,187

OPERATING EXPENSES
  Payroll and Related Expenses    149,093      61,366       210,459
  Administrative                   61,914      53,091       115,005
  Real Estate Taxes and Insurance  37,387      12,099        49,486
  Management Fee                  114,522      49,001       163,523
  Advertising and Promotion        15,976       6,192        22,168
  Utilities                        75,656      30,608       106,264
  Repairs and Maintenance          21,622      18,877        40,499
  Supplies                         45,568      21,514        67,082
  Services                         78,147      29,989       108,136
                              ----------- -----------   -----------
                                  599,885     282,737       882,622

OPERATING INCOME                1,697,637     701,928     2,399,565

OTHER INCOME (EXPENSE)
  Depreciation                 (  584,080) (  196,325)   (  780,405)
  Amortization                 (   71,137) (  107,235)   (  178,372)
  Servicing Fee                (  143,813)      -        (  143,813)
  Interest Expense             (1,510,031) (  941,990)   (2,452,021)
  Interest Income                  17,736      23,890        41,626
                              ----------- -----------   -----------
                               (2,291,325) (1,221,660)   (3,512,985)
                              ----------- -----------   -----------
NET LOSS                      $(  593,688)$(  519,732)  $(1,113,420)

              AUCTION  STREET  ASSOCIATES  LIMITED  PARTNERSHIP
                      COMBINING  STATEMENT  OF  OPERATIONS
                          Year Ended December 31, 1992




                                 Phase I    Phase II       Total

REVENUES
  Gross Rent Potential        $ 2,292,601 $   977,574   $ 3,270,175
  Convenience Store Income          -           8,062         8,062
  Less: Vacancies                 137,182      97,851       235,033
         Concessions               17,382       1,671        19,053
         Quarters Allowance         7,759       7,620        15,379
         Model                     13,560       -            13,560
  Net Rental Income             2,116,718     878,494     2,995,212
  Other                            82,202      25,424       107,626
                              ----------- -----------   -----------
                                2,198,920     903,918     3,102,838

OPERATING EXPENSES
  Payroll and Related Expenses    161,094      67,940       229,034
  Administrative                   57,075      33,069        90,144
  Real Estate Taxes and Insurance  27,700      21,055        48,755
  Management Fee                  109,279      41,465       150,744
  Advertising and Promotion        17,743       7,219        24,962
  Utilities                        72,652      28,458       101,110
  Repairs and Maintenance          12,270       9,920        22,190
  Supplies                         34,919      18,601        53,520
  Services                         84,025      34,956       118,981
                              ----------- -----------   -----------
                                  576,757     262,683       839,440

OPERATING INCOME                1,622,163     641,235     2,263,398

OTHER INCOME (EXPENSE)
  Depreciation                 (  574,874) (  203,344)   (  778,218)
  Amortization                 (   90,020) (  107,235)   (  197,255)
  Servicing Fee                (  155,797)      -        (  155,797)
  Interest Expense             (1,510,031) (  924,874)   (2,434,905)
  Interest Income                  28,590      25,617        54,207
                              ----------- -----------   -----------
                               (2,302,132) (1,209,836)   (3,511,968)
                              ----------- -----------   -----------
NET LOSS                      $(  679,969)$(  568,601)  $(1,248,570)

               AUCTION  STREET  ASSOCIATES  LIMITED  PARTNERSHIP
               SCHEDULES  OF  PROJECT  CASH  FLOW  FOR  PHASE  I
                  Years Ended December 31, 1994, 1993 and 1992




                                  1994         1993          1992

SOURCES OF CASH
  Cash Received from Tenants   $ 2,420,295  $ 2,297,354  $ 2,209,370
  Interest Received                 14,909       17,736       28,590
  Draws from Reserves                -          185,867      137,282
  Net Phase II Collections          46,918        -           32,339
  Net Partner Collections           15,947        -            -
                               -----------  -----------  -----------
                                 2,498,069    2,500,957    2,407,581

USES OF CASH
  Operating Expenses Paid          748,657      755,727      776,837
  Debt Service                   1,510,031    1,510,031    1,510,031
  Net Partner Advances               -           25,176        2,447
  Net Phase II Advances              -           27,416        -
  Additions to Reserves             62,291        -            -
                               -----------  -----------  -----------
                                 2,320,979    2,318,350    2,289,315

    Project Cash Flow              177,090      182,607      118,266

OTHER USES (SOURCES) OF CASH
  Capital Expenditures              70,720       45,035       55,611
  Uses of Reserves              (   62,291)     185,867      137,282
  Development Fee Payment           90,582      199,168        -
                                    99,011      430,070      192,893
                               -----------  -----------  -----------
INCREASE (DECREASE) IN CASH    $    78,079  $(  247,463) $(   74,627)