Form 10-Q/A
period 1995-03-31
SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
filed 1995-10-06
CIK 806641

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q/A

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

                                        Yes  X   No____

DESCRIPTION OF AMENDMENTS:
     The following changes were made pursuant to SEC Comments dated August 18, 1995.

     A) In Note 4, Investment in Real Estate Partnerships, summarized financial information has been adjusted to reflect depreciation as a charge against operating income.

             SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
                       INDEX TO FORM 10-Q/A


Part I- FINANCIAL INFORMATION

Item

1. Financial Statements - Amended to reflect change in Note 4.

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
                                                                          ============ ===============

                                      Date of In-      Base    First Tier                   Face          Carrying
Series I Investment in Real            Substance     Interest  Contingent   Maturity       Amount          Amount
Estate Partnerships (Note 3)          Foreclosure      Rate       Rate        Date         (000's)         (000's)
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
                                                ============   ============


Combined Results of Operations (unaudited)
          (in 000's)

                                                Three Months Ended March 31,
                                                    1995           1994
                                                ------------   ------------
Revenues                                             $3,350         $4,745
Operating expenses                                    1,864          2,556
Depreciation                                            569            743
                                                ------------   ------------
Net Operating Income                                   $917         $1,446
                                                ============   ============

Series II

Combined Financial Position (unaudited)         December 31,
          (in 000's)                                1994
                                                ------------
Land, buildings and equipment,
  net of accumulated depreciation                   $45,616
Other assets                                          1,219
                                                ------------
     Total Assets                                   $46,835
                                                ============
Liabilities due to the Partnership
  including bonds                                   $57,572
Other liabilities                                     1,220
Partners' deficit                                   (11,957)
                                                ------------
     Total liabilities and partners' deficit        $46,835
                                                ============


Combined Results of Operations (unaudited)
          (in 000's)

                                                Three Months Ended March 31,
                                                    1995           1994
                                                ------------   ------------
Revenues                                               $959         $1,894
Operating expenses                                      483          1,090
Depreciation                                            180            370
                                                ------------   ------------
Net Operating Income                                   $296           $434
                                                ============   ============



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


DATED:  October 6, 1995