Form 10-Q/A
period 1995-06-30
SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
filed 1995-10-06
CIK 806641

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


Part I- FINANCIAL INFORMATION

Item

1. Financial Statements- Amended to reflect change in Note 4.

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
                                                ============   ============


Combined Results of Operations (unaudited)
          (in 000's)

                                                Three Months Ended June 30,   Six  Months Ended June 30,
                                                    1995           1994           1995           1994
                                                ------------   ------------   ------------   ------------
Revenues                                             $1,872         $4,682         $5,222         $9,427
Operating expenses                                    1,155          2,613          3,019          5,169
Depreciation                                            352            743            921          1,486
                                                ------------   ------------   ------------   ------------
Net Operating Income                                   $365         $1,326         $1,282         $2,772
                                                ============   ============   ============   ============

Series II

Combined Financial Position (unaudited)         December 31,
          (in 000's)                                1994
                                                ------------
Land, buildings and equipment,
  net of accumulated depreciation                   $45,616
Other assets                                          1,219
                                                ------------
     Total Assets                                   $46,835
                                                ============
Liabilities due to the Partnership
  including bonds                                   $57,572
Other liabilities                                     1,220
Partners' deficit                                   (11,957)
                                                ------------
     Total liabilities and partners' deficit        $46,835
                                                ============


Combined Results of Operations (unaudited)
          (in 000's)

                                                  Three Months Ended June 30, Six Months Ended June 30,
                                                    1995           1994           1995           1994
                                                ------------   ------------   ------------   ------------
Revenues                                                -           $1,798           $959         $3,692
Operating expenses                                      -            1,084            483          2,173
Depreciation                                            -              389            180            760
                                                ------------   ------------   ------------   ------------
Net Operating Income                                    -             $325           $296           $759
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