Form 10-Q
period 1995-09-30
SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
filed 1995-11-09
CIK 806641

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of
                 Securities Exchange Act of 1934

For the period ended September 30, 1995 Commission file number 0-15725
                     ------------------                        -------

            SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

      Delaware                             52-1449733
-----------------------     ------------------------------------
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
IN THOUSANDS, EXCEPT BAC DATA

                                                               September 30,
                                                                   1995          December 31,
                                                                (Unaudited)          1994
                                                              ---------------   ---------------
ASSETS

Cash and cash equivalents                                             $3,415            $5,240
Interest receivable                                                      235               357
Investment in mortgage revenue bonds and working capital loans,
  net of valuation allowance of $1,430 in 1994 (Note 2)               36,235            44,113
Investment in real estate partnerships (Note 3)                       54,177           104,709
Investment in joint investment pool (Note 4)                          53,537               -
Other assets                                                             104               622
                                                              ---------------   ---------------
     TOTAL ASSETS                                                   $147,703          $155,041
                                                              ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                   $417              $663
Distributions payable                                                    -               5,044
Due to affiliates (Note 5)                                                25                64
                                                              ---------------   ---------------
     TOTAL LIABILITIES                                                   442             5,771
                                                              ---------------   ---------------
Partners' Capital
   General Partners                                                     (319)             (305)
   Limited Partners (beneficial assignee certificates-
     issued and outstanding 200,000 certificates)                    147,580           149,575
                                                              ---------------   ---------------
     TOTAL PARTNERS' CAPITAL                                         147,261           149,270
                                                              ---------------   ---------------
     COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, & 5)

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $147,703          $155,041
                                                              ===============   ===============
                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME- (unaudited)
SERIES I
IN THOUSANDS EXCEPT PER BAC DATA

                                                               For the three     For the three     For the nine      For the nine
                                                               months ended      months ended      months ended      months ended
                                                               September 30,     September 30,     September 30,     September 30,
                                                                   1995              1994              1995              1994
                                                              ---------------   ---------------   ---------------   ---------------
INCOME

Interest on mortgage revenue bonds and                                  $705              $885            $2,356            $2,655
  parity working capital loans
Interest on short-term investments                                        54                35               169                88
Equity in joint investment pool                                          710               -                 770               -
Equity in property net income                                            307             1,110             1,589             3,882
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL INCOME                                                      1,776             2,030             4,884             6,625
                                                              ---------------   ---------------   ---------------   ---------------
EXPENSES

Operating expenses (Note 5)                                              903               182             1,596               681
                                                              ---------------   ---------------   ---------------   ---------------
     NET INCOME                                                         $873            $1,848            $3,288            $5,944
                                                              ===============   ===============   ===============   ===============
     NET INCOME ALLOCATED TO GENERAL PARTNERS                             $9               $18               $33               $59
                                                              ===============   ===============   ===============   ===============
     NET INCOME  ALLOCATED TO LIMITED PARTNERS                          $864            $1,830            $3,255            $5,885
                                                              ===============   ===============   ===============   ===============
     NET INCOME PER BAC                                                $4.32             $9.15            $16.28            $29.42
                                                              ===============   ===============   ===============   ===============
                             The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS- (unaudited)
SERIES I
IN THOUSANDS

                                                               For the nine      For the nine
                                                               months ended      months ended
                                                               September 30,     September 30,
                                                                   1995              1994
                                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $3,288            $5,944
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in property net income                                     (1,589)           (3,882)
    Equity in joint investment pool income                              (770)              -
    Interest distributions from investment in
      real estate partnerships                                         3,350             5,785
    Interest distributions from investment in joint
      investment pool                                                  2,297               -
    (Increase) decrease in interest receivable                          (115)              -
    (Increase) decrease in other assets                                  518              (672)
    Increase (decrease) in accounts payable
      and accrued expenses                                              (246)              231
    Increase (decrease) in due to affiliates                             (39)               13
                                                              ---------------   ---------------
Net cash provided by operating activities                              6,694             7,419
                                                              ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Transfer of proceeds from investment in joint investment pool          1,822               -
                                                              ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners                                             (10,341)          (10,105)
                                                              ---------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                         (1,825)           (2,686)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                            5,240             5,032
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $3,415            $2,346
                                                              ===============   ===============

DISCLOSURE OF NON-CASH ACTIVITES
  Transfer of investment in mortgage revenue bonds,
    working capital loans and related accrued interest
    to investment in real estate                                      $8,115               -

  Transfer of investment in real estate partnerships
    to investment in joint investment pool                           $56,886               -

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
SERIES I
FOR THE PERIOD DECEMBER 31, 1994 THROUGH SEPTEMBER 30, 1995
IN THOUSANDS

                                      LIMITED PARTNERS
                                        BENEFICIAL
                                          ASSIGNEE               GENERAL
                                        CERTIFICATES             PARTNERS            TOTAL
                                      ----------------        ---------------   ---------------
Balance, December 31, 1994                   $149,575                  ($305)         $149,270

Net income (unaudited)                          3,255                     33             3,288

Distribution to partners (unaudited)           (5,250)                   (47)           (5,297)
                                      ----------------        ---------------   ---------------
Balance, September 30, 1995 (unaudited       $147,580                  ($319)         $147,261
                                      ================        ===============   ===============
                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
SERIES II
IN THOUSANDS, EXCEPT BAC DATA

                                                               September 30,
                                                                   1995          December 31,
                                                                (Unaudited)          1994
                                                              ---------------   ---------------
ASSETS

Cash and cash equivalents                                             $2,126            $2,615
Interest receivable                                                      199               199
Investment in mortgage revenue bonds and
  parity working capital loans (Note 2)                               30,440            30,440
Investment in real estate partnerships (Note 3)                          -              47,982
Investment in joint investment pool (Note 4)                          44,898               -
Other assets                                                              51               504
                                                              ---------------   ---------------
     TOTAL ASSETS                                                    $77,714           $81,740
                                                              ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                   $197              $447
Distributions payable                                                    -               2,669
Due to affiliates (Note 5)                                                12                31
                                                              ---------------   ---------------
     TOTAL LIABILITIES                                                   209             3,147
                                                              ---------------   ---------------
Partners' Capital
   General Partners                                                      (90)              (81)
   Limited Partners (beneficial assignee certificates-
     issued and outstanding 96,256 certificates)                      77,595            78,674
                                                              ---------------   ---------------
     TOTAL PARTNERS' CAPITAL                                          77,505            78,593
                                                              ---------------   ---------------
     COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, & 5)

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $77,714           $81,740
                                                              ===============   ===============

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME- (unaudited)
SERIES II
IN THOUSANDS EXCEPT PER BAC DATA

                                                               For the three     For the three     For the nine      For the nine
                                                               months ended      months ended      months ended      months ended
                                                               September 30,     September 30,     September 30,     September 30,
                                                                   1995              1994              1995              1994
                                                              ---------------   ---------------   ---------------   ---------------
INCOME

Interest on mortgage revenue bonds and
  parity working capital loans                                          $597              $597            $1,791            $1,791
Interest on short-term investments                                        34                20               107                52
Equity in joint investment pool                                          504               -                 152               -
Equity in property net income                                                              584               296             1,343
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL INCOME                                                      1,135             1,201             2,346             3,186
                                                              ---------------   ---------------   ---------------   ---------------
EXPENSES

Operating expenses (Note 5)                                              430               113               762               358
                                                              ---------------   ---------------   ---------------   ---------------
     NET INCOME                                                         $705            $1,088            $1,584            $2,828
                                                              ===============   ===============   ===============   ===============
     NET INCOME ALLOCATED TO GENERAL PARTNERS                             $7               $11               $16               $28
                                                              ===============   ===============   ===============   ===============
     NET INCOME ALLOCATED TO LIMITED PARTNERS                           $698            $1,077            $1,568            $2,800
                                                              ===============   ===============   ===============   ===============
     NET INCOME PER BAC                                                $7.25            $11.19            $16.29            $29.09
                                                              ===============   ===============   ===============   ===============
                             The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS- (unaudited)
SERIES II
IN THOUSANDS

                                                               For the nine      For the nine
                                                               months ended      months ended
                                                               September 30,     September 30,
                                                                   1995              1994
                                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $1,584            $2,828
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in property net income                                       (296)           (1,343)
    Equity in joint investment pool income                              (152)              -
    Interest distributions from investment in
      real estate partnerships                                           852             2,328
    Interest distribution from investment in joint
      investment pool                                                  1,515               -
    (Increase) decrease in interest receivable                           -                   1
    (Increase) decrease in other assets                                  453              (404)
    Increase (decrease) in accounts payable
      and accrued expenses                                              (250)              102
    Increase (decrease) in due to affiliates                             (19)                7
                                                              ---------------   ---------------
Net cash provided by operating activities                              3,687             3,519
                                                              ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Transfer of proceeds from investment in joint investment pool          1,165               -
                                                              ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners                                              (5,341)           (5,588)
                                                              ---------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                           (489)           (2,069)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                            2,615             3,035
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $2,126              $966
                                                              ===============   ===============

DISCLOSURE OF NON-CASH ACTIVITES
  Transfer of investment in real estate partnerships
    to investment in joint investment pool                           $47,426               -

                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
SERIES II
FOR THE PERIOD DECEMBER 31, 1994 THROUGH SEPTEMBER 30, 1995
IN THOUSANDS

                                      LIMITED PARTNERS
                                        BENEFICIAL
                                          ASSIGNEE               GENERAL
                                        CERTIFICATES             PARTNERS            TOTAL
                                      ----------------        ---------------   ---------------
Balance, December 31, 1994                    $78,674                   ($81)          $78,593

Net income (unaudited)                          1,568                     16             1,584

Distribution to partners (unaudited)           (2,647)                   (25)           (2,672)
                                      ----------------        ---------------   ---------------
Balance, September 30, 1995 (unaudited        $77,595                   ($90)          $77,505
                                      ================        ===============   ===============

                    The accompanying notes are an integral part of these financial statements.


      SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
         NOTES TO THE FINANCIAL STATEMENTS
              (SERIES I AND SERIES II)
                   (Unaudited)

NOTE 1 - STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994 and the cash flows for the nine months ended September 30, 1995 and 1994. These results have been determined on the basis of accounting principles and policies discussed in Note 2 to the Financial Statements appearing in the SCA Tax Exempt Fund Limited Partnership's (the "Partnership") 1994 Annual Report on Form 10-K, as amended (the "Form 10-K").

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

As of September 30, 1995, Series I held 14 mortgage revenue bonds, four of which are treated as investments in mortgage revenue bonds aggregating $35,605,400 and five of which are treated as investments in real estate partnerships (see Note 3). The remaining Series I mortgage revenue bonds
(five) were reclassified to the joint investment pool discussed in Note 4. Series II held nine mortgage revenue bonds at September 30, 1995, three of which are treated as investments in mortgage revenue bonds aggregating $29,624,600. The remaining Series II mortgage revenue bonds (six) were reclassified to the joint investment pool discussed in Note 4.

During the nine months ended September 30, 1995, Lakeview Garden (Series
I) was reclassified from an investment in mortgage revenue bonds to an investment in real estate partnerships. See further discussion of Lakeview Garden in Note 3.

Descriptions of the various mortgage revenue bonds and working capital loans owned by the Partnership at September 30, 1995 are as follows:

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
                                                                          ============ ===============


                                      Date of In-
                                       Substance       Base    First Tier                   Face          Carrying
Series I Investment in Real          Foreclosure/    Interest  Contingent   Maturity       Amount          Amount
Estate Partnerships (Note 3)         Deed Transfer     Rate       Rate        Date         (000's)         (000's)
----------------------------------- --------------- ---------- ---------- ------------ --------------- ---------------
Newport-on-Seven                    Dec.  1, 1991       8.125      2.375   Aug. 2008          $10,800          $7,321
St. Louis Park, MN
St. Louis Park Housing Partners,
A Limited Partnership

North Pointe Apartments             Dec. 31, 1991       7.875      2.375   Aug. 2006           25,850          19,670
San Bernardino, CA
Cal-Shel Limited Partnership

Creekside Village Apartments        Dec. 31, 1992       7.500      2.250   Nov. 2009           11,985          10,149
Sacramento, CA
Creekside Village Limited
Partnership

Willowgreen Apartments              Sep. 30, 1993       8.000      2.250   Dec. 2010            9,450           9,029
Tacoma, WA
Willowgreen Associates
Limited Partnership

Lakeview Garden Apartments          Apr. 19, 1995       7.750      2.500   Aug. 2007            9,308           8,008
Dade Co., FL
SCA Lakeview Apartments
Limited Partnership
                                                                                       --------------- ---------------
Series I Investment in
Real Estate Partnerships Total                                                                $67,393         $54,177
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

The Managing General Partner periodically evaluates the carrying values of investments in mortgage revenue bonds and working capital loans. There were no valuation adjustments on the investment in mortgage revenue bonds and working capital loans during the nine months ended September 30, 1995 and 1994, as the Managing General Partner's estimate of net realizable value exceeded the respective carrying value for each investment. The Managing General Partner will continue to evaluate the need for valuation allowances in the future as circumstances change.


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

After the reclassification of properties to the joint investment pool and the reclassification of Lakeview Garden (see discussion below), five properties in Series I and none in Series II were accounted for as investments in real estate partnerships at September 30, 1995 as compared to nine in Series I and six in Series II at September 30, 1994.

The Partnership continues to share in earnings of properties treated as investments in real estate partnerships in accordance with the original terms of the mortgage loans collateralizing the mortgage revenue bonds. For those properties owned by partnerships controlled by SCA Successor, Inc. and SCA Successor II, Inc., affiliates of the Managing General Partner, the Partnership has not waived the monetary default; however, the Managing General Partner has no plans or intentions to accelerate the maturity of the mortgage loans.
In addition, the Partnership is responsible for any post-transfer operating deficits incurred. No operating deficits were funded by the Partnership during the first nine months of 1995 or 1994.


Legal and Other

The following summarizes the status of legal and other matters affecting the investments in real estate partnerships since December 31, 1994:

Lakeview Garden: On April 19, 1995, the Managing General Partner successfully transferred the Lakeview Garden deed to a partnership controlled by SCA Successor, Inc. pursuant to the terms of a settlement agreement negotiated with the original borrower. As of the date of transfer, therefore, Lakeview Garden is accounted for as an investment in real estate partnerships.

Summarized Financial Information

Combined financial information for the investments in real estate partnerships
is presented below.   Each Series recognized net operating income after
depreciation for the period January 1 through February 14, 1995 for those properties reclassified to the joint investment pool (five for Series I and six for Series II). In addition, Series I recognized net operating income after depreciation for the three and nine months ended September 30, 1995 for five properties classified as investments in real estate partnerships (See Note 2 for effective dates of reclassification). For the three and nine months ended September 30, 1994, the combined results of operations for Series I and Series II includes nine and six properties, respectively. This summary has been derived from the financial records of the individual partnerships and does not reflect related valuation adjustments and other basis differences recorded by the Partnership in its financial statements.

Series I

Combined Financial Position (unaudited)         September 30,  December 31,
          (in 000's)                                1995           1994
                                                ------------   ------------
Land, buildings and equipment,
  net of accumulated depreciation                   $58,633       $114,160
Other assets                                          1,446          2,057
                                                ------------   ------------
     Total Assets                                   $60,079       $116,217
                                                ============   ============
Liabilities due to the Partnership
  including bonds                                   $73,918       $146,996
Other liabilities                                     1,411          2,351
Partners' deficit                                   (15,250)       (33,130)
                                                ------------   ------------
     Total liabilities and partners' deficit        $60,079       $116,217
                                                ============   ============


Combined Results of Operations (unaudited)
          (in 000's)

                                              Three Months Ended September 30,  Nine  Months Ended September 30,
                                                    1995           1994               1995           1994
                                                ------------   ------------       ------------   ------------
Revenues                                             $2,088         $4,810             $7,310        $14,237
Operating expenses                                    1,398          2,982              4,417          8,152
Depreciation                                            383            718              1,304          2,203
                                                ------------   ------------       ------------   ------------
Net Income                                             $307         $1,110             $1,589         $3,882
                                                ============   ============       ============   ============

Series II

Combined Financial Position (unaudited)         December 31,
          (in 000's)                                1994
                                                ------------
Land, buildings and equipment,
  net of accumulated depreciation                   $45,616
Other assets                                          1,219
                                                ------------
     Total Assets                                   $46,835
                                                ============
Liabilities due to the Partnership
  including bonds                                   $57,572
Other liabilities                                     1,220
Partners' deficit                                   (11,957)
                                                ------------
     Total liabilities and partners' deficit        $46,835
                                                ============


Combined Results of Operations (unaudited)
          (in 000's)

                                              Three Months Ended September 30,   Nine Months Ended September 30,
                                                    1995           1994              1995           1994
                                                ------------   ------------      ------------   ------------
Revenues                                                -           $1,890              $959         $5,582
Operating expenses                                      -              926               483          3,099
Depreciation                                            -              380               180          1,140
                                                ------------   ------------      ------------   ------------
Net Income                                              -              584               296          1,343
                                                ============   ============      ============   ============


For the nine months ended September 30, 1995 and 1994, Series I collected interest payments of approximately $3,350,000 and $5,785,000, respectively, from the investments in real estate partnerships while Series II collected approximately $852,000 and $2,328,000, respectively.

The Managing General Partner periodically evaluates the carrying values of investments in real estate partnerships. During the first nine months of 1995 and 1994, no valuation adjustments were made as the Managing General
Partner's estimate of net realizable value exceeded the respective carrying value for each investment. The Managing General Partner will continue to evaluate the need for valuation allowances in the future as circumstances change.

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

The Series A Bonds bear interest at various fixed rates per annum, as detailed on the schedule above, which is due and payable monthly. The Series A
Bonds are subject to mandatory sinking fund redemptions commencing
January 1, 2001 and continuing through maturity. Interest paid on the Series A Bonds for the nine months ended September 30, 1995 approximated
$1,821,000 for Series I and $1,241,000 for Series II.

The Series B Bonds, except for the Series B Bonds relating to Steeplechase Falls, Barkley Place and Meadows, bear interest equal to the greater of (a) three percent (3%) per annum or (b) the amount of available cash flow not exceeding 16% per annum. The Series B Bonds relating to Steeplechase
Falls, Barkley Place and Meadows bear interest equal to 16%. Principal amortization on the Series B Bonds is permitted but not required. However, in any event, Series B Bond principal will be required to be repaid or refinanced in a lump sum payment at maturity, January 2030. To the extent the operating partnerships have available cash flow, interest on the principal amount shall be due and payable monthly. For the nine months ended
September 30, 1995, approximately $1,116,000 and $658,000 of interest was paid on the Series B Bonds for Series I and Series II, respectively.

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

Through the Series A Bonds, the Receipt holders have a fixed interest rate and preferred return position so that a guaranteed, preferred, fixed rate tax exempt return will be paid from the interest collected. The operating partnerships entered into an interest rate swap agreement whereby a portion of the fixed interest rate under the Series A Bonds was swapped for a floating tax exempt interest rate. This mechanism will allow the Partnership to realize the potential benefit of traditionally lower floating interest rates. Under this interest rate swap, the operating partnerships are obligated to pay a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax exempt variable rate issues. For the nine months ended September 30, 1995, approximately $528,000 and $351,000 of net proceeds was received under the swap agreement in Series I and Series II properties, respectively. Also, an interest rate cap was purchased by the operating partnerships to limit their exposure resulting from the floating tax exempt interest rate obligation. Approximately $156,000 and $104,000 of amortization was expensed for the nine months ended September 30, 1995 related to the cost of the interest rate cap in Series I and Series II properties, respectively. These amounts are included in net interest expense as adjustments to the cost of the additional proceeds.

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

Unpaid accrued base interest of approximately $15.5 million on the eleven original bonds and the Parity Working Capital Loans, and interest thereon, of approximately $4.8 million, were converted to Accrued Interest Notes and Working Capital Notes, respectively, in equivalent principal amounts. The Partnership contributed the Accrued Interest Notes and Working Capital
Notes to MLP III who contributed them, in turn, to MLP II. In addition, MLP II loaned the operating partnerships approximately $4.2 million (the
"Load Loan Notes") to purchase an interest rate cap which will serve to limit the operating partnerships' obligation under the floating rate obligations discussed above. The Accrued Interest Notes, Working Capital Notes and
Load Loan Notes, (collectively the "Notes") in the aggregate principal amount of approximately $24.5 million, are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the operating partnerships have available cash flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly. Principal payments made on the Notes for the nine months ended September 30, 1995 were approximately
$774,000 for Series I properties and $727,000 for Series II properties while interest payments made during the first nine months of 1995 were approximately $610,000 and $304,000 in Series I and Series II properties.

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

The Partnership continues to report Series I and Series II separately after the financing transaction with each Series having an interest in the joint investment pool as described below. Income generated from the additional proceeds is allocated approximately 60.1% to Series I and approximately
39.9% to Series II. Such percentages are based on the face amount of the Series A Bonds related to the refunded bonds of each respective Series.
The joint investment pool comprises the eleven operating partnerships, MLP
I, MLP II, MLP III and the Trust. The combined balance sheet, income statement and changes in equity of the joint investment pool as of and for the three and nine months ended September 30, 1995 shown below reflects all related valuation adjustments and other basis differences recorded by the Partnership in its financial statements through that date. All significant intercompany balances and transactions have been eliminated.

JOINT INVESTMENT POOL:
(Unaudited)                      September 30, 1995
                                 ------------------
ASSETS                                  (000's)

Land & land improvements          $         10,811
Buildings & improvements                   103,627
Furniture & fixtures                         3,449
                                 -----------------
Subtotal                                   117,887
Less accumulated depreciation              (14,972)
                                 -----------------
Total                                      102,915

Cash and cash equivalents                    2,467
Short-term investments                      57,637
Interest receivable on
  short-term investments                       407
Accounts receivable and
  prepaid expenses                             280
Other assets                                 5,649
                                 -----------------
TOTAL ASSETS                      $        169,355
                                 =================

LIABILITIES AND EQUITY
Accounts payable and
  accrued expenses                $          3,208
Custody receipts outstandings               67,700
                                 -----------------
TOTAL LIABILITIES                           70,908
                                 -----------------
Minority interest                               12
                                 -----------------
Equity:
Series I                                    53,537
Series II                                   44,898
                                 -----------------
TOTAL EQUITY                                98,435
                                 -----------------
TOTAL LIABILITIES AND EQUITY      $        169,355
                                 =================

INCOME STATEMENT:                      Three               Nine
(in thousands)                     Months ended        Months ended
                                 September 30, 1995  September 30, 1995
                                 ------------------  ------------------
INCOME:
Net rental income                 $          5,196   $           12,892
Interest income                                969                2,382
                                 -----------------     ----------------
TOTAL INCOME                                 6,165               15,274
                                 -----------------     ----------------

Rental expenses                              4,102               10,184
Operating expenses                             -                  1,909
Net interest expense                           818                2,184
                                 -----------------     ----------------
TOTAL EXPENSES                               4,920               14,277
                                 -----------------     ----------------
NET INCOME (LOSS) BEFORE
  MINORITY INTEREST                          1,245                  997

MINORITY INTEREST                               39                   83
                                 -----------------     ----------------
NET INCOME (LOSS)                 $          1,206     $            914
                                 =================     ================
NET INCOME (LOSS)
  ALLOCATED TO SERIES I           $            706     $            766
                                 =================     ================
NET INCOME (LOSS)
  ALLOCATED TO SERIES II          $            500     $            148
                                 =================     ================


STATEMENT OF CHANGES IN EQUITY:
(in thousands)                       SERIES I         SERIES II
                                 ----------------- ----------------
Balance, February 14, 1995        $         55,068 $         46,265

Net income (loss)                              766              148

Distributions                               (2,297)          (1,515)
                                 ----------------- ----------------
Balance, September 30, 1995            $    53,537 $         44,898
                                 ================= ================

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



                                           For the Three        For the Three         For the Nine       For the Nine
                                            Months Ended         Months Ended         Months Ended       Months Ended
(Unaudited)                              September 30, 1995   September 30, 1994   September 30, 1995 September 30, 1994
                                         ------------------   ------------------   ------------------ ------------------
                                                                              (in 000's)
Series I
  Salaries of noncontrolling persons &
     related expenses                                 $113                 $104                 $307               $279
  Other administrative expenses                         31                   27                   65                 81
                                         ------------------   ------------------   ------------------ ------------------
         Expenses reimbursed                          $144                 $131                 $372               $360
                                         ==================   ==================   ================== ==================
Series II
  Salaries of noncontrolling persons &
     related expenses                                  $54                  $50                 $148               $134
  Other administrative expenses                         15                   13                   31                 39
                                         ------------------   ------------------   ------------------ ------------------
         Expenses reimbursed                           $69                  $63                 $179               $173
                                         ==================   ==================   ================== ==================



Included in Due to Affiliates in the accompanying balance sheets are amounts payable to the Managing General Partner and its affiliates related to such administrative and operating costs. At September 30, 1995, the amounts due approximated $25,000 in Series I and $12,000 in Series II, while at December 31, 1994, they were approximately $64,000 in Series I and $31,000 in Series II.

As previously detailed in the Partnership's Prospectus, affiliates of the Managing General Partner receive fees for mortgage servicing from the operating partnerships owning the mortgaged properties. With respect to the investments in real estate partnerships (see Note 3) and those properties in the joint investment pool (see Note 4), the payment of these fees has continued after the reclassification from investments in mortgage revenue bonds, since the bonds are still owned by the Partnership. The fees paid by all borrowing partnerships to affiliates of the Managing General Partner approximated $1,109,000 for the nine months ended September 30, 1995 and 1994.

The General Partners are entitled to an allocation of the Partnership's profits, losses and cash distributions as specified in the Partnership Agreement.
During the third quarter of 1995 the Partnership paid a cash distribution of $47,000 and $25,000 to the General Partners of Series I and Series II, respectively. These amounts represent the General Partners' portion of the $5,297,000 and $2,672,000 semi-annual distributions paid for Series I and Series II, respectively, on August 11, 1995.

The operating expenses for several properties include property management fees paid to affiliates of the Managing General Partner. During the nine months ended September 30, 1995 and 1994, these fees approximated
$676,000 for eleven properties and $495,000 for nine properties, respectively.

177061 Canada Ltd. (formerly Shelter Corporation of Canada Limited), a general partner of the Associate General Partner, is contractually obligated under guarantees to the nonaffiliated borrowers of North Pointe and Whispering Lake to fund operating deficits. The unpaid balances due under the limited operating deficit guarantees, including accrued interest as of September 30, 1995, approximated $204,000 and $285,000 for North Pointe and Whispering Lake, respectively. Scheduled payments totaling $85,000 and $87,000 were received on the North Pointe obligation during the first nine months of 1995 and 1994, respectively. Under the Whispering Lake obligation, scheduled payments totaling $120,000 and $124,000 were received during the first nine months of 1995 and 1994, respectively.


----------------------------------   ----------------------------------------------------------------------------------------------
                    |                |             |              |         |   Total     |    Total    |   Total    |   Total    |
Mortgaged           |                |             |  Occupancy   |Occupancy|  Operating  |  Operating  | Operating  | Operating  |
Property Name &     |    Loan        |    Total    |    as of     |  as of  |  Revenues   |  Revenues   |Expenses (1)|Expenses (1)|
Location            |   Amount       |    Units    |   9/30/95    | 9/30/94 |1/95 to 9/95 |1/94 to 9/94 |1/95 to 9/95|1/94 to 9/94|
----------------------------------   ----------------------------------------------------------------------------------------------
SERIES I            |                |             |              |         |             |             |            |            |
Alban Place         |  10,500,000    |         194 |         92.8%|    98.5%|   1,205,641 |   1,167,182 |    598,708 |    577,689 |
  Frederick, MD     |                |             |              |         |             |             |            |            |
Barkley Place       |   9,630,000    |         156 |         94.9%|    98.7%|   2,212,111 |   2,076,025 |  1,567,697 |  1,447,191 |
  Fort Myers, FL    |                |             |              |         |             |             |            |            |
Creekside Village   |  11,985,000    |         296 |         94.3%|    98.3%|   1,130,863 |   1,170,667 |    647,984 |    632,903 |
  Sacramento, CA    |                |             |              |         |             |             |            |            |
Lakeview Garden     |   9,307,500    |         180 |         98.3%|    93.0%|     863,793 |     882,899 |    565,704 |    450,389 |
  Dade County, FL   |                |             |              |         |             |             |            |            |
The Montclair       |  15,465,000    |         159 |         97.5%|    96.2%|   1,918,809 |   1,812,262 |  1,041,235 |    962,141 |
  Springfield, MO   |                |             |              |         |             |             |            |            |
Newport Village     |  10,880,000    |         220 |         98.2%|    95.0%|   1,148,907 |   1,076,654 |    663,679 |    593,570 |
  Thornton, CO      |                |             |              |         |             |             |            |            |
Newport on Seven    |  10,800,000    |         167 |         98.2%|    99.4%|   1,120,441 |   1,073,340 |    697,051 |    638,031 |
  St. Louis Park, MN|                |             |              |         |             |             |            |            |
Nicollet Ridge      |  20,340,000    |         339 |         99.7%|    97.9%|   2,093,923 |   1,931,235 |  1,414,654 |  1,234,250 |
  Burnsville, MN    |                |             |              |         |             |             |            |            |
North Pointe        |  25,850,000    |         540 |         90.0%|    80.0%|   1,894,849 |   2,105,243 |  1,471,339 |  1,357,098 |
  San Bernardino, CA|                |             |              |         |             |             |            |            |
Northridge Park II  |   8,950,000    |         128 |         96.8%|    93.8%|     787,315 |     729,077 |    396,590 |    321,391 |
  Salinas, CA       |                |             |              |         |             |             |            |            |
Riverset Apartments |   6,535,000    |         120 |         99.1%|    97.2%|     643,813 |     613,148 |    226,698 |    205,096 |
  Memphis, TN       |                |             |              |         |             |             |            |            |
Steeplechase Falls  |  18,100,000    |         450 |         92.7%|    96.7%|   2,213,715 |   2,068,609 |  1,056,238 |  1,142,532 |
  Knoxville, TN     |                |             |              |         |             |             |            |            |
Villa Hialeah       |  10,250,000    |         245 |         95.9%|    97.6%|   1,286,437 |   1,301,108 |    742,521 |    753,518 |
  Hialeah, FL       |                |             |              |         |             |             |            |            |
Willowgreen         |   9,450,000    |         241 |         95.8%|    91.3%|   1,027,264 |   1,023,136 |    567,551 |    573,153 |
  Fife, WA          |                |             |              |         |             |             |            |            |
----------------------------------   -----------------------------|---------|------------------------------------------------------
TOTALS:             | 178,042,500    |       3,435 |--------------|---------|  19,547,881 |  19,030,585 | 11,657,649 | 10,888,952 |
----------------------------------   ----------------------------------------------------------------------------------------------

----------------------------------   ------------------------------
                    |                |             |              |
                    |                |             | 1/95 to 9/95 |
Mortgaged           |1/95 to 9/95    |1/95 to 9/95 |    Cash      |
Property Name &     |Debt Service    |Debt Service |Available for |
Location            |  Due ($)       |Paid ($) (3) |  SCATEF (4)  |
----------------------------------   ------------------------------
SERIES I            |                |             |              |
Alban Place         |     620,156    |     620,156 |      620,156 |
  Frederick, MD     |                |             |              |
Barkley Place       |     894,052 (2)|     814,922 |      365,170 |
  Fort Myers, FL    |                |             |              |
Creekside Village   |     674,156    |     544,946 |      544,946 |
  Sacramento, CA    |                |             |              |
Lakeview Garden     |     540,999    |     299,525 |      299,525 |
  Dade County, FL   |                |             |              |
The Montclair       |     938,989 (2)|   1,131,077 |      472,572 |
  Springfield, MO   |                |             |              |
Newport Village     |     688,687 (2)|     713,893 |      225,388 |
  Thornton, CO      |                |             |              |
Newport on Seven    |     658,125    |     434,600 |      434,600 |
  St. Louis Park, MN|                |             |              |
Nicollet Ridge      |   1,157,388 (2)|   1,345,259 |      620,877 |
  Burnsville, MN    |                |             |              |
North Pointe        |   1,526,766    |     476,632 |      476,632 |
  San Bernardino, CA|                |             |              |
Northridge Park II  |     503,438    |     503,438 |      503,438 |
  Salinas, CA       |                |             |              |
Riverset Apartments |     385,973    |     385,974 |      385,974 |
  Memphis, TN       |                |             |              |
Steeplechase Falls  |   1,592,346 (2)|   1,567,628 |      683,426 |
  Knoxville, TN     |                |             |              |
Villa Hialeah       |     605,391    |     605,385 |      605,385 |
  Hialeah, FL       |                |             |              |
Willowgreen         |     567,000    |     456,034 |      456,034 |
  Fife, WA          |                |             |              |
Cash from Other     |                |             |              |
  Sources (5)       |                |             |    1,320,122 |
----------------------------------   ------------------------------
TOTALS:             |  11,353,466    |   9,899,469 |    8,014,245 |
----------------------------------   ------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                    |                |             |              |         |   Total     |    Total    |   Total    |   Total    |
Mortgaged           |                |             |  Occupancy   |Occupancy|  Operating  |  Operating  | Operating  | Operating  |
Property Name &     |    Loan        |    Total    |    as of     |  as of  |  Revenues   |  Revenues   |Expenses (1)|Expenses (1)|
Location            |   Amount       |    Units    |   9/30/95    | 9/30/94 |1/95 to 9/95 |1/94 to 9/94 |1/95 to 9/95|1/94 to 9/94|
-----------------------------------------------------------------------------------------------------------------------------------
SERIES II           |                |             |              |         |             |             |            |            |
Emerald Hills       |   7,250,000    |         130 |         92.3%|    99.2%|     755,827 |     769,829 |    360,860 |    374,049 |
  Issaquah, WA      |                |             |              |         |             |             |            |            |
Gilman Meadows      |   7,100,000    |         125 |         94.4%|    94.4%|     815,889 |     757,353 |    422,835 |    377,623 |
  Issaquah, WA      |                |             |              |         |             |             |            |            |
Hamilton Chase      |  13,975,000    |         300 |         94.7%|    94.7%|   1,525,966 |   1,461,476 |    944,320 |    870,758 |
  Chattanooga, TN   |                |             |              |         |             |             |            |            |
Mallard Cove I      |   2,610,000    |          63 |         95.2%|    96.8%|     266,550 |     264,649 |    169,706 |    181,011 |
  Everett, WA       |                |             |              |         |             |             |            |            |
Mallard Cove II     |   6,740,000    |         135 |         94.8%|    95.6%|     660,099 |     657,370 |    378,932 |    411,403 |
  Everett, WA       |                |             |              |         |             |             |            |            |
The Meadows         |   7,200,000    |         200 |        100.0%|    97.5%|     912,547 |     835,729 |    442,791 |    413,131 |
  Memphis, TN       |                |             |              |         |             |             |            |            |
Riverset Apartments |  12,640,000    |         232 |         99.1%|    97.2%|   1,245,263 |   1,190,227 |    438,478 |    398,127 |
  Memphis, TN       |                |             |              |         |             |             |            |            |
Southfork Village   |  10,550,000    |         200 |         99.5%|    96.5%|   1,382,970 |   1,276,904 |    678,732 |    669,037 |
  Lakeville, MN     |                |             |              |         |             |             |            |            |
Whispering Lake     |  18,190,000    |         384 |         96.9%|    93.0%|   1,689,113 |   1,493,951 |    909,951 |    843,584 |
  Kansas City, MO   |                |             |              |         |             |             |            |            |
------------------------------------------------------------------|---------|------------------------------------------------------
TOTALS:             |  86,255,000    |       1,769 |--------------|---------|   9,254,224 |   8,707,488 |  4,746,605 |  4,538,723 |
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------
                    |                |             |1/95 to 9/95  |
Mortgaged           |1/95 to 9/95    |1/95 to 9/95 |    Cash      |
Property Name &     |Debt Service    |Debt Service |Available for |
Location            | Due ($) (2)    |Paid ($) (3) |  SCATEF (4)  |
------------------------------------------------------------------
SERIES II           |                |             |              |
Emerald Hills       |     421,406    |     421,406 |      421,406 |
  Issaquah, WA      |                |             |              |
Gilman Meadows      |     434,115 (2)|     511,335 |      202,129 |
  Issaquah, WA      |                |             |              |
Hamilton Chase      |     799,157 (2)|     790,657 |      248,438 |
  Chattanooga, TN   |                |             |              |
Mallard Cove I      |     138,667 (2)|     155,586 |       72,048 |
  Everett, WA       |                |             |              |
Mallard Cove II     |     388,525 (2)|     401,477 |      151,457 |
  Everett, WA       |                |             |              |
The Meadows         |     697,800 (2)|     584,890 |      319,217 |
  Memphis, TN       |                |             |              |
Riverset Apartments |     746,550    |     746,550 |      746,550 |
  Memphis, TN       |                |             |              |
Southfork Village   |     623,109    |     623,109 |      623,109 |
  Lakeville, MN     |                |             |              |
Whispering Lake     |   1,051,983 (2)|   1,337,233 |      515,517 |
  Kansas City, MO   |                |             |              |
Cash from Other     |                |             |              |
  Sources (5)       |                |             |      977,583 |
-------------------------------------------------------------------
TOTALS:             |   5,301,312    |   5,572,243 |    4,277,454 |
-------------------------------------------------------------------


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

(2) "Debt Service Due" includes interest on Series A Bonds, Series B Bonds and principal and interest on Demand Notes.

(3) "Debt Service Paid" equals, generally, debt service paid from property operations, property level reserves and other sources during the quarter including interest payments on Series A and B Bonds and interest and principal payments on Demand Notes.  For purposes of this table, these receipts are compared to debt service due in the same reporting period. Therefore, the cumulative debt service shortfall for a property may exceed the resulting shortfall for the reporting period.

(4) "Debt Service Available for SCATEF" represents total debt service paid by the properties less any interest on Series A Bonds paid.

(5) "Cash from Other Sources" includes cash received from investments subsequent to the reporting period.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The Partnership's initial capital remains invested in 23 mortgage revenue bonds and related working capital loans. Of these investments, 14 (totaling $178,042,500) were acquired with Series I proceeds while nine (totaling $86,255,000) were acquired with Series II proceeds. To the extent that offering proceeds exceeded organization and offering expenses and initial project investments, the Managing General Partner created Partnership working capital reserves.

These initial reserves, however, as a result of supplementing distributions to BAC Holders and providing additional working capital loans to the properties, are exhausted. During the six months ended June 30, 1995, approximately $300,000 of the initial reserves were used to supplement Series II's December 31, 1994 distribution.

Additional working capital reserves for both Series were created as a result
of the financing transaction which occurred on February 14, 1995.   These
working capital reserves are available at the Managing General Partner's discretion to make additional working capital loans to borrowers, to pay unanticipated and unusual costs of operating and administering the Partnership and to reduce fluctuations in cash distributions to investors. As of September 30, 1995, reserves outstanding approximated $1.2 million and $750,000 in Series I and Series II, respectively.

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

At September 30, 1995, the Partnership's liquid assets approximated
$3,415,000 in Series I and $2,126,000 in Series II, primarily consisting of undistributed funds generated from operations during the third quarter of 1995 and working capital reserves created when the additional proceeds were raised. These amounts do not include the liquid assets in the joint investment pool, which the Partnership intends to permanently invest in connection with the Transaction disclosed in the Prospectus/Consent Solicitation filed on Form S-4 under the Securities Act of 1933 on November 7, 1995 as discussed below.

Results of Operations

For the nine months ended September 30, 1995, results of operations for Series I and Series II reflect the results of the financing transaction which occurred on February 14, 1995. Various costs were incurred to consummate the financing transaction of which approximately $1.9 million were expensed in the first quarter of 1995.

On November 7, 1995, the Partnership filed on Form S-4 a
Prospectus/Consent Solicitation under the Securities Act of 1933. The Prospectus/Consent Solicitation describes a new business strategy for the future of the Partnership's investments and a proposed new investment structure which result from the efforts of the Managing General Partner to maximize the value of BAC Holder investments. Accordingly, the transaction described in the Prospectus/Consent Solicitation (the "Transaction") will provide BAC Holders with different investment choices designed to fit their individual investment objectives. Through the Prospectus/Consent Solicitation, the Transaction is being presented to BAC Holders for consideration. As a result, for the nine months ended September 30, 1995, approximately $1.1 million was expensed between both series related to the preparation of the Prospectus/Consent Solicitation.

SERIES I

For the quarter ended September 30, 1995, income per BAC was $4.32 versus $9.15 for the same period last year. The decrease is due primarily to an increase in costs associated with the Prospectus/Consent Solicitation of approximately $452,000 and an increase in legal fees associated with defending the Complaint filed on May 24, 1995 of approximately $138,000
(see discussion in "Other" below). Also contributing to the decline in earnings per BAC is the reclassification of the Lakeview Garden Bond (see Note 3 to the financial statements) and a decrease in equity earnings generated from operating partnerships, specifically North Pointe.

For the nine months ended September 30, 1995, income per BAC was $16.28 versus $29.42 for the same period last year. The decrease is primarily due to costs associated with the raising of the additional proceeds and costs incurred related to the Prospectus/Consent Solicitation. Approximately $1.2 million of such costs related to the financing transaction were expensed during the first quarter of 1995. This expense is included in the net income of $770,000 from the joint investment pool. Costs associated with the preparation of the Prospectus/Consent Solicitation for the nine months ended September 30, 1995 were approximately $720,000 and are included in operating expenses.

Interest on mortgage revenue bonds and parity working capital loans decreased for the quarter and nine months ended September 30, 1995 versus the same periods in 1994. This decrease is due to the reclassification of the Lakeview Garden bond to an investment in real estate. Equity in property net income for the quarter and nine months ended September 30, 1995 decreased as compared to the same periods of 1994. This decrease is primarily due to
the reclassification of five properties to the joint investment pool.   Equity
in property net income for the quarter ended September 30, 1995 includes five properties as compared to nine properties for the same period in 1994. Equity in property net income for the nine months ended September 30, 1995 includes five properties for the period January 1, 1995 through September 30, 1995 and five properties for the period January 1, 1995 through February 14, 1995. For the nine months ended September 30, 1994, equity in property net income includes nine properties.

During the nine months ended September 30, 1995, Series I properties paid
approximately $8.0 million   to the Partnership.   This represents a slight
decrease as compared to the same period last year.   The table at the
beginning of this report should be referenced for more information regarding specific property information.

SERIES II

For the quarter ended September 30, 1995, income per BAC was $7.25 versus $11.19 for the same period last year. The decrease is due primarily to an increase in costs associated with the Prospectus/Consent Solicitation of approximately $212,000 and an increase in legal fees associated with defending the Complaint filed on May 24, 1995 of approximately $66,000 (see discussion in "Other" below). Also contributing to the decline in earnings per BAC is a decrease in equity earnings generated from operating partnerships as result of the bond refundings and financing transaction under which a portion of the operating partnerships' income stream is paid to the custody receipt holders. Until the net proceeds are fully invested in permanent investments, this obligation is not entirely offset by investment earnings on the additional proceeds raised in the financing transaction.

For the nine months ended September 30, 1995, income per BAC was $16.29
versus $29.09 for the same period last year.   The decrease is primarily due to
costs associated with the raising of the additional proceeds and costs incurred related to the Prospectus/Consent Solicitation. Approximately $740,000 of such costs related to the financing transaction were expensed during the first quarter of 1995. This expense is included in the net income of $152,000 from the joint investment pool. Costs associated with the preparation of the Prospectus/Consent Solicitation for the nine months ended September 30, 1995 were approximately $346,000 and are included in operating expenses.

Interest on mortgage revenue bonds and parity working capital loans remained the same for the quarters and nine months ended September 30, 1995 and 1994. Equity in property net income for the quarter and nine months ended September 30, 1995 decreased as compared to the same periods in 1994. For the quarter ended September 30, 1995, no equity in property net income was recorded since all of the properties that were previously accounted for as investments in real estate were reclassified to the investment in joint investment pool. This reclassification also caused the decrease for the nine months ended September 30, 1995. Results of operations of the properties for the nine months ended September 30, 1995 includes six properties for the period January 1, 1995 through February 14, 1995. For the quarters and nine months ended September 30, 1994, results of operations includes six properties.

During the nine months ended September 30, 1995, Series II properties paid approximately $4.3 million to the Partnership. This represents a $100,000
(3%) increase over the same period last year.   This increase is primarily due
to improved property performance in 1995 as compared to 1994. The table at the beginning of this report should be referenced for more information regarding specific property information.

Other

On May 24, 1995, the General Partners were served with a Complaint filed in the Superior Court of the State of California, for the County of Los
Angeles, by a BAC Holder claiming a breach of the Partnership Agreement and breach of fiduciary duties in connection with the February 1995 financing transaction. The plaintiff subsequently dismissed the California action but refiled it, in July 1995, in the Superior Court of the District of Columbia. The action was removed by the General Partners to the United States District
Court for the District of Columbia. The plaintiff claims that the Partnership's participation in the transaction was not authorized under the Partnership Agreement and that the proceeds received should be distributed immediately to the BAC Holders. The plaintiff purports to bring the action derivatively on behalf of the Partnership and also seeks to be appointed representative of the BAC Holders as a class.

The General Partners believe that the allegations are without merit. On November 8, 1995, the parties agreed to the settlement of the action in consideration of certain modifications to the terms of and disclosure with respect to the Transaction disclosed in the Prospectus/Consent Solicitation.
The terms and conditions of the settlement are set forth in a formal stipulation of settlement which will be filed with the district court. BAC Holders are being sent under separate cover a Notice of Pendency and Proposed
Settlement of the Action, which will explain the settlement and the rights of BAC Holders in connection therewith. The settlement is subject to the approval of the district court and other terms and conditions, as set forth in the Notice. Approval of the settlement as proposed will not have a material effect on the result of operations of the Partnership.

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


DATED:  November 9, 1995