Form 10-K
period 1995-12-31
SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
filed 1996-03-29
CIK 806641

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549
                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
         Securities Exchange Act of 1934

For the fiscal year ended:   December 31, 1995   Commission file number: 0-15725
                             -----------------                           -------

       SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
------------------------------------------------------
(Exact name of registrant as specified in its charter)

          Delaware                                   52-1449733
  -----------------------               ------------------------------------
  (State of organization)               (I.R.S. Employer Identification No.)

218 North Charles Street, Suite 500, Baltimore, Maryland 21201
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (410) 962-0595
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:     Name of each exchange on which registered:

              None                                           None
             ------                                        -------
Securities registered pursuant to Section 12(g) of the Act:  None
                                                           -------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]   No [   ]
                                          -------   --------
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                          Yes [X]
                                          -------
     The Registrant is a partnership. Accordingly, no voting stock is held by non-affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE


Part of the
Form 10-K        Document Incorporated by Reference
-----------      -----------------------------------

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

          Pages 4 of the 1987 Form 10-K filed with the Commission on March 30, 1988.

          Pages 10-16 of the 1987 Annual Report to Investors.

          Pages 4 of the 1988 Form 10-K filed with the Commission on March 31, 1989.

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

          Page A-23 through A-25 of the 1990 Form 10-K filed with the Commission on April 1, 1991.

          Page A-27 and A-28 of the 1991 Form 10-K filed with the Commission on March 30, 1992.

          Page A-36 and A-37 of the 1992 Form 10-K filed with the Commission on March 30, 1993.

III.      Pages 15-17 and 49-52 of the Prospectus.

                      PART I

ITEM 1.  BUSINESS.

     Description of Business

     The SCA Tax Exempt Fund Limited Partnership (the "Partnership") was organized in 1986 and had two public offerings of Beneficial Assignee Certificates ("BACs") representing the assignment of limited partnership interests. The Partnership was organized for the purpose of acquiring a portfolio of tax-exempt mortgage revenue bonds issued by various state or local governments or their agencies or authorities. The portfolio is made up of two distinct pools ("Series I and Series II") of mortgage revenue bonds. SCA Realty I, Inc. is the .01% Managing General Partner and SCA
Associates 86 Limited Partnership is the .99% Associate General Partner (collectively, the "General Partners").

     The Partnership previously has presented financial statements for each of Series I and Series II reflecting the pool of investments attributable to each Series. Following a review of the Partnership's financial statements in 1995, the Staff of the Securities and Exchange Commission (the "SEC") concluded, and the Managing General Partner agreed, that the Partnership would present financial statements comprising both Series I and Series II. Financial information with respect to each Series is set forth supplementally in Note 9 to the Partnership's financial statements included herein.
The consolidated financial statements of the Partnership include the Partnership (comprising both Series I and Series II), the SCA Tax Exempt
Trust (the "Trust") and MLP III Investment Limited Partnership ("MLP III").
The Trust and MLP III are discussed in more detail in Note 3 to the Partnership's financial statements included herein.

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

          Pages 4 of the 1987 Form 10-K filed with the Commission on March 30, 1988

          Pages 10-16 of the 1987 Annual Report to Investors

          Pages 4 of the 1988 Form 10-K filed with the Commission on March 31, 1989.

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

     During 1988, as a result of workout negotiations initiated by the borrowing entity, a limited partnership with SCA Successor, Inc. (the "New Borrower"), an affiliate of the Managing General Partner, as general partner, received the deed to the Barkley Place property in lieu of the Partnership pursuing foreclosure actions against the borrower. A discussion of this transaction is described at page A-18 of the 1988 Form 10-K filed with the Commission on March 31, 1989, and is included herein by reference.

     During 1989, the borrowing entities for both the Montclair and the Newport Village properties initiated workout negotiations with the Partnership due to various circumstances. These negotiations resulted in the transfer of the properties' deeds to New Borrowers in lieu of foreclosure by the Partnership. A discussion of these transactions is included on pages A-25 and A-26 of 1989 Form 10-K filed with the Commission on April 2, 1990 and is included herein by reference.

     In September 1989, just prior to the occurrence of a monetary default, the borrower for the Steeplechase Falls project declared bankruptcy. The Managing General Partner took appropriate steps to protect the Partnership's interest in this property, and on March 18, 1993 negotiated terms of a transfer of deed-in-lieu of foreclosure to a New Borrower. A discussion of this transaction is included on page A-36 of 1992 Form 10-K filed with the Commission on March 30, 1993 and is included herein by reference.

     In May 1990, the Managing General Partner and the original borrowers of Gilman Meadows, Mallard Cove I and Mallard Cove II entered into an agreement that provided for an affiliate of the Managing General Partner to assume management of the properties and for the borrowers to grant deeds-in-lieu of foreclosure to New Borrowers. A discussion of these transactions is included on page A-37 of the 1992 Form 10-K filed with the Commission on March 30, 1993 and is included herein by reference.

     During 1990 the Managing General Partner entered into negotiations with St. Louis Park Housing Partners, the borrowing partnership for Newport on Seven, a Series I property. These negotiations were concluded in 1991 and are discussed on page A-28 of 1991 Form 10-K filed with the Commission on March 30, 1992 and is included herein by reference.

     In December 1990, the Managing General Partner successfully negotiated with the original borrower to transfer the deed to the Nicollet Ridge property in lieu of foreclosure to a New Borrower. This action resulted after a series of actions taken against the borrower when the property came into monetary default. A discussion of these transactions is included on pages A-24 and A-25 of 1990 Form 10-K filed with the Commission on April 1, 1991 and is included herein by reference.

     In March 1991, at the request of the Managing General Partner, a receiver was appointed by the court to take control of the Creekside property from the original borrower. On February 9, 1994, a New Borrower received the deed to the Creekside property in lieu of the Partnership pursuing foreclosure actions against the borrower.

     In August 1991, the borrowing partnership for The Meadows was declared in default for failure to pay its full base interest. After subsequent workout discussions, the borrower transferred the deed to the property to a New Borrower on March 2, 1992. A more complete discussion of this property is included on page A-28 of the 1991 Form 10-K filed with the Commission on March 30, 1992 and is included herein by reference.

     In September 1991, the borrowing partnerships for North Pointe
(formerly Shandin Hills) and Whispering Lake were declared in default for failure to pay their full base interest. After the guarantor for each property indicated its inability to fully fund, on a current basis, the operating deficits for either property, the Managing General Partner entered into workout discussions with the guarantor and respective borrowers. As a result of these negotiations, settlement agreements were executed with the guarantor and respective borrowers for each property. A more complete discussion of these transactions are included as set forth on pages A-36 and A-37 of the 1992
Form 10-K filed with the commission on March 30, 1993 and is included herein by reference.

     During 1993, the borrowing partnerships for Willowgreen and
Hamilton Chase were declared in default for failure to pay the full base interest, and the guarantors were unable to fully fund the deficit. Therefore, the Managing General Partner entered into workout discussions with the
guarantors and respective borrowers.   On February 24, 1994, an agreement
was reached whereby an affiliate of the Managing General Partner replaced the managing general partner of the original borrowing partnership for the Hamilton Chase property. The amended partnership agreement was executed on June 13, 1994 thus completing the workout negotiations. On November
21, 1994 the deed to Willowgreen was transferred to a New Borrower in lieu of foreclosure by the Partnership.

     During 1994, property level reserves on Lakeview Gardens were exhausted and the original borrower refused to fund the operating deficits of the property. The Managing General Partner, in anticipation of the pending default, initiated workout discussions with the original borrower in the fourth quarter of 1994. The transfer of the deed to a New Borrower was completed on April 19, 1995.

     On January 1, 1995, SCA Successor, Inc., the General Partner of the New Borrowers, withdrew and was replaced by SCA Successor II, Inc., an affiliate of the Managing General Partner, as sole General Partner for the following New Borrowers: Barkley Place, The Montclair, Newport Village, Nicollet Ridge and Steeplechase Falls, all Series I bonds; and, Gilman Meadows, Mallard Cove I, Mallard Cove II, The Meadows, Hamilton Chase and Whispering Lake, all Series II bonds.

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

     Prior to 1992, the Managing General Partner extended additional working capital loans of approximately $1,255,000 to the Montclair and Barkley Place for the purpose of covering the operating deficits before debt service of each project. No additional working capital loans were made to any property since 1991.

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

     The loan servicing and asset management oversight is designed to allow the Managing General Partner the ability to track the performance of each property and to alert the Managing General Partner to potential problems. While actions will vary depending upon the nature of an individual problem, the Managing General Partner generally notifies the Borrower of any problems or concerns and recommends corrective action.

     The Partnership responds to defaults on mortgage revenue bonds on a case-by-case basis, attempting, in all instances, to structure a resolution that is in the best interests of the Partnership. After sending requisite default notices, discussions with the developer are typically commenced. In the event that the Managing General Partner determines that the developer remains committed to the project and capable of successful operations, a workout or other forbearance arrangement may be negotiated. Where the Managing General Partner determines successful operations with the current developer are not feasible, negotiations for the transfer of a deed-in-lieu of foreclosure may be undertaken. To facilitate rapid transfer of a problem property and to preserve the tax-exempt status of the bonds, New
Borrowers, with affiliates of the Managing General Partner as general partner, are typically designated to accept the deed-in-lieu of foreclosure.
New Borrowers accept the deed-in-lieu of foreclosure subject to all of the terms of the original loan transaction as set forth in the loan agreement and bond indenture except for the obligations under the limited operating deficit guarantees. In the absence of operating deficit guarantees, the Partnership may face additional risk from operations with respect to properties for which the New Borrowers have accepted a deed-in-lieu of foreclosure. This may require subsidies from Partnership reserves to cover potential operating deficits before debt service. The Partnership does not currently anticipate that any such operating deficits before debt service will occur.

Employees

     The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner and agents retained by it.

Property Performance

     Of the portfolio of 23 bonds held by the Partnership, 12 of the bonds not refunded as part of the Financing (discussed under "New Business") are structured to pay distributions from base and contingent interest payments made by the borrowers. The remaining 11 bonds included in the Financing pay distributions from Series B Bond interest payments made by the borrowers. At the end of 1995, aggregate occupancy in Series I properties was 93.6%, up from 92.1% a year ago. Aggregate occupancy in all Series
II properties was 95.9%, having increased from 95.5% in 1994. The aggregate occupancy for retirement and elderly properties at the end of 1995 was 95.8%, having increased from 95.6% a year ago. Aggregate Series I and Series II occupancy at the end of 1995 was 94.4% having increased from 93.3% in 1994.

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

     Investment Summary, Series I and Series II

     Certain information with respect to the income from mortgage revenue bonds as of December 31, 1995, including Base Interest due and paid, the source of such payments, as well as, revenue and expense information, is set forth in the Table below. The general loan terms for each property are set forth in Notes 3 and 4 to the financial statements included herein.


------------------------------------------------------------------------------------------------------------------------------
                    |             |          |             |         |   Total     |    Total    |   Total     |    Total    |
Mortgaged           |             |          |  Occupancy  |Occupancy|  Operating  |  Operating  |  Operating  |  Operating  |
Property Name &     |    Loan     |  Total   |    as of    |  as of  |  Revenues   |  Revenues   |Expenses (1) |Expenses (1) |
Location            |   Amount    |  Units   |  12/31/95   |12/31/94 |1/95 to 12/95|1/94 to 12/94|1/95 to 12/95|1/94 to 12/94|
-----------------------------------------------------------------------------------------------------------------------------
SERIES I            |             |          |             |         |             |             |             |             |
Alban Place         |  10,500,000 |      194 |        87.6%|    95.4%|   1,605,059 |   1,547,418 |     781,186 |     755,003 |
  Frederick, MD     |             |          |             |         |             |             |             |             |
Barkley Place       |   9,630,000 |      156 |        92.9%|    94.9%|   2,972,525 |   2,798,059 |   2,121,967 |   1,919,862 |
  Fort Myers, FL    |             |          |             |         |             |             |             |             |
Creekside Village   |  11,985,000 |      296 |        95.3%|    94.6%|   1,515,882 |   1,561,986 |     880,200 |     831,544 |
  Sacramento, CA    |             |          |             |         |             |             |             |             |
Lakeview Garden     |   9,307,500 |      180 |        92.2%|    95.0%|   1,164,534 |   1,199,223 |     786,530 |     607,198 |
  Dade County, FL   |             |          |             |         |             |             |             |             |
The Montclair       |  15,465,000 |      159 |        99.4%|    98.1%|   2,576,352 |   2,441,634 |   1,413,079 |   1,297,602 |
  Springfield, MO   |             |          |             |         |             |             |             |             |
Newport Village     |  10,880,000 |      220 |        91.8%|    98.2%|   1,543,033 |   1,457,545 |     882,187 |     773,146 |
  Thornton, CO      |             |          |             |         |             |             |             |             |
Newport on Seven    |  10,800,000 |      167 |        98.8%|    98.2%|   1,511,055 |   1,439,834 |     946,292 |     824,326 |
  St. Louis Park, MN|             |          |             |         |             |             |             |             |
Nicollet Ridge      |  20,340,000 |      339 |        96.8%|    99.1%|   2,813,967 |   2,612,751 |   1,854,995 |   1,707,705 |
  Burnsville, MN    |             |          |             |         |             |             |             |             |
North Pointe        |  25,850,000 |      540 |        92.6%|    70.6%|   2,648,467 |   2,803,023 |   1,956,484 |   1,949,262 |
  San Bernardino, CA|             |          |             |         |             |             |             |             |
Northridge Park II  |   8,950,000 |      128 |        88.3%|    94.5%|   1,038,209 |     975,723 |     489,311 |     425,011 |
  Salinas, CA       |             |          |             |         |             |             |             |             |
Riverset Apartments |   6,535,000 |      120 |        97.4%|    96.6%|     866,433 |     826,480 |     339,004 |     291,549 |
  Memphis, TN       |             |          |             |         |             |             |             |             |
Steeplechase Falls  |  18,100,000 |      450 |        90.7%|    94.2%|   2,976,103 |   2,807,188 |   1,436,478 |   1,433,618 |
  Knoxville, TN     |             |          |             |         |             |             |             |             |
Villa Hialeah       |  10,250,000 |      245 |        96.7%|    95.1%|   1,763,819 |   1,763,623 |     943,444 |     991,212 |
  Hialeah, FL       |             |          |             |         |             |             |             |             |
Willowgreen         |   9,450,000 |      241 |        92.9%|    96.7%|   1,368,701 |   1,376,104 |     750,671 |     750,439 |
  Fife, WA          |             |          |             |         |             |             |             |             |
-----------------------------------------------------------|---------|--------------------------------------------------------
TOTALS:             | 178,042,500 |    3,435 |-------------|---------|  26,364,139 |  25,610,591 |  15,581,828 |  14,557,477 |
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------
                    |                |             |             |
                    |                |             |1/95 to 12/95|
Mortgaged           |1/95 to 12/95   |1/95 to 12/95|    Cash     |
Property Name &     |Debt Service    |Debt Service |Available for|
Location            |  Due ($)       |Paid ($) (3) | SCATEF (4)  |
------------------------------------------------------------------
SERIES I            |                |             |             |
Alban Place         |     826,875    |     826,875 |     826,875 |
  Frederick, MD     |                |             |             |
Barkley Place       |   1,217,151 (2)|   1,032,431 |     398,780 |
  Fort Myers, FL    |                |             |             |
Creekside Village   |     898,875    |     737,177 |     737,177 |
  Sacramento, CA    |                |             |             |
Lakeview Garden     |     721,331    |     404,125 |     404,125 |
  Dade County, FL   |                |             |             |
The Montclair       |   1,507,179 (2)|   1,540,747 |     613,772 |
  Springfield, MO   |                |             |             |
Newport Village     |     954,678 (2)|   1,024,906 |     316,153 |
  Thornton, CO      |                |             |             |
Newport on Seven    |     877,500    |     559,100 |     559,100 |
  St. Louis Park, MN|                |             |             |
Nicollet Ridge      |   2,064,553 (2)|   2,164,053 |   1,143,116 |
  Burnsville, MN    |                |             |             |
North Pointe        |   2,035,688    |     752,559 |     752,559 |
  San Bernardino, CA|                |             |             |
Northridge Park II  |     671,250    |     671,250 |     671,250 |
  Salinas, CA       |                |             |             |
Riverset Apartments |     514,631    |     514,631 |     514,631 |
  Memphis, TN       |                |             |             |
Steeplechase Falls  |   2,162,401 (2)|   2,061,218 |     818,962 |
  Knoxville, TN     |                |             |             |
Villa Hialeah       |     807,188    |     807,180 |     807,180 |
  Hialeah, FL       |                |             |             |
Willowgreen         |     756,000    |     643,559 |     643,559 |
  Fife, WA          |                |             |             |
Cash from Other     |                |             |             |
  Sources (5)       |                |             |   2,187,329 |
------------------------------------------------------------------
TOTALS:             |  16,015,300    |  13,739,811 |  11,394,568 |
------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                    |              |            |             |         |   Total     |    Total    |   Total     |    Total    |
Mortgaged           |              |            |  Occupancy  |Occupancy|  Operating  |  Operating  |  Operating  |  Operating  |
Property Name &     |    Loan      |   Total    |    as of    |  as of  |  Revenues   |  Revenues   |Expenses (1) |Expenses (1) |
Location            |   Amount     |   Units    |  12/31/95   |12/31/94 |1/95 to 12/95|1/94 to 12/94|1/95 to 12/95|1/94 to 12/94|
---------------------------------------------------------------------------------------------------------------------------------
SERIES II           |              |            |             |         |             |             |             |             |
Emerald Hills       |   7,250,000  |        130 |        94.6%|    98.5%|   1,041,954 |   1,044,895 |     528,981 |     503,731 |
  Issaquah, WA      |              |            |             |         |             |             |             |             |
Gilman Meadows      |   7,100,000  |        125 |        99.2%|    93.6%|   1,098,373 |   1,024,228 |     567,970 |     504,411 |
  Issaquah, WA      |              |            |             |         |             |             |             |             |
Hamilton Chase      |  13,975,000  |        300 |        94.7%|    90.0%|   2,029,139 |   1,942,885 |   1,248,314 |   1,168,785 |
  Chattanooga, TN   |              |            |             |         |             |             |             |             |
Mallard Cove I      |   2,610,000  |         63 |        95.2%|    95.2%|     356,434 |     356,864 |     228,469 |     244,564 |
  Everett, WA       |              |            |             |         |             |             |             |             |
Mallard Cove II     |   6,740,000  |        135 |        95.6%|    95.6%|     874,043 |     883,721 |     510,163 |     550,292 |
  Everett, WA       |              |            |             |         |             |             |             |             |
The Meadows         |   7,200,000  |        200 |        93.0%|    99.5%|   1,216,658 |   1,126,260 |     611,860 |     587,195 |
  Memphis, TN       |              |            |             |         |             |             |             |             |
Riverset Apartments |  12,640,000  |        232 |        97.4%|    96.6%|   1,675,918 |   1,598,637 |     655,725 |     563,936 |
  Memphis, TN       |              |            |             |         |             |             |             |             |
Southfork Village   |  10,550,000  |        200 |        99.5%|    98.5%|   1,853,433 |   1,707,236 |     911,443 |     907,126 |
  Lakeville, MN     |              |            |             |         |             |             |             |             |
Whispering Lake     |  18,190,000  |        384 |        95.1%|    95.3%|   2,270,271 |   2,037,730 |   1,212,352 |   1,046,973 |
  Kansas City, MO   |              |            |             |         |             |             |             |             |
--------------------------------------------------------------|---------|--------------------------------------------------------
TOTALS:             |  86,255,000  |      1,769 |-------------|---------|  12,416,223 |  11,722,456 |   6,475,277 |   6,077,013 |
---------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------
                    |                |             |1/95 to 12/95|
Mortgaged           |1/95 to 12/95   |1/95 to 12/95|    Cash     |
Property Name &     |Debt Service    |Debt Service |Available for|
Location            |  Due ($)       |Paid ($) (3) | SCATEF (4)  |
-----------------------------------------------------------------
SERIES II           |                |             |             |
Emerald Hills       |     561,875    |     561,875 |     561,875 |
  Issaquah, WA      |                |             |             |
Gilman Meadows      |     620,435 (2)|     695,449 |     260,655 |
  Issaquah, WA      |                |             |             |
Hamilton Chase      |   1,123,210 (2)|   1,159,236 |     397,687 |
  Chattanooga, TN   |                |             |             |
Mallard Cove I      |     235,261 (2)|     240,462 |     122,661 |
  Everett, WA       |                |             |             |
Mallard Cove II     |     545,577 (2)|     565,987 |     213,779 |
  Everett, WA       |                |             |             |
The Meadows         |     951,578 (2)|     806,284 |     432,234 |
  Memphis, TN       |                |             |             |
Riverset Apartments |     995,400    |     995,400 |     995,400 |
  Memphis, TN       |                |             |             |
Southfork Village   |     830,813    |     830,813 |     830,813 |
  Lakeville, MN     |                |             |             |
Whispering Lake     |   1,807,152 (2)|   1,919,663 |     766,578 |
  Kansas City, MO   |                |             |             |
Cash from Other     |                |             |             |
  Sources (5)       |                |             |   1,553,797 |
------------------------------------------------------------------
TOTALS:             |   7,671,301    |   7,775,169 |   6,135,479 |
------------------------------------------------------------------


FOOTNOTES:
(1) "Total Expenses" include normal operating expenses (excluding depreciation) plus escrows for real estate taxes and insurance, reserve for replacement payments, servicing fees, bond issuer fees, guarantor fees, collateral agent expenses and capital improvements (offset by the amount of any draw on the reserve for replacement account to fund the improvements).
Total Operating Revenues and Total Operating Expenses for 1994 as reported in this quarterly report may differ from those reported in last year's quarterly report due to revisions to property operating statements or reclassification of certain expenses.

(2) "Debt Service Due" includes interest on Series A Bonds, Series B Bonds and principal and interest on Demand Notes.

(3) "Debt Service Paid" equals, generally, debt service paid from property operations, property level reserves and other sources during the reporting period including interest payments on Series A and B Bonds and interest and principal payments on Demand Notes. For puposes of this table, these receipts are compared to debt servuce due in the same reporting period. Therefore, the cumulative debt service shortfall for a property may exceed the resulting the shortfall for the reporting period.

(4) "Cash Available for SCATEF" represents total debt service paid by the properties less any interest on Series A Bonds paid.

(5) "Cash from Other Sources" includes cash received from investments subsequent to the reporting period.

New Business

     On February 14, 1995, the Partnership consummated a transaction in which it raised gross proceeds through the sale of $67,700,000 in aggregate principal amount of Multifamily Mortgage Revenue Bond Receipts,
(collectively, the "Receipts"), referred to as the "Financing." See Note 3 to financial statements included herein at Item 8 - Financial Statements and Supplemental Data.


ITEM 2.  PROPERTIES.

     Other than the investments in mortgage revenue bonds set forth in
Item 1 above, the Partnership does not own any property.


ITEM 3.  LEGAL PROCEEDINGS.

     In response to the Refunding and Financing, a class action complaint entitled Gerald J. Osher, et al. v. SCA Realty, Inc., et al. was filed on May 18, 1995 in the Superior Court for the State of California, for the County of Los Angeles. The action alleged, inter alia, that by consummating the Financing, the Defendants - the Managing General Partner, the Associate
General Partner and Shelter Corporation of Canada Limited, (the
"Defendants") - breached the Partnership Agreement and their fiduciary duties. On July 21, 1995, the parties to the action stipulated to its dismissal without prejudice. The parties also stipulated that plaintiff could refile the action in the Superior Court for the District of Columbia.

     On July 24,1995, the action was refiled in the District of Columbia Superior Court, Civil Division, Washington, D.C. The complaint is entitled "Class Action Complaint for Breach of Partnership Agreement and Breach of Fiduciary Duties and Alternatively, Derivative Action for Breach of
Fiduciary Duties" (the "Complaint"). It is brought by plaintiff Dr. Gerald J. Osher, individually and on behalf of all others similarly situated, and by the Partnership, derivatively through the plaintiff (jointly, the "Plaintiffs"), and names as defendants each of the Defendants.

     In the Complaint, Plaintiffs allege that the Financing was entered into without proper authority under the Partnership Agreement and without obtaining the consent of the BAC Holders by a majority vote, allegedly in violation of various provisions of the Partnership Agreement. In addition, Plaintiffs allege that Defendants failed to distribute to the BAC Holders the proceeds of the Financing, as allegedly required by the Partnership
Agreement, and also failed to inform the BAC Holders of their purported right to the proceeds of the Financing in recent public filings and in correspondence with the BAC Holders. Based on these allegations, Plaintiffs assert purported claims for breach of the Partnership Agreement and of the Defendants' purported fiduciary duties and seeks, inter alia, an accounting of the Financing, the immediate distribution of the Financing proceeds, compensatory and punitive damages, attorneys' fees, and pre- and post-judgement interest. In addition, based on the allegations regarding the Defendants' purported breach of their fiduciary duties by entering into the Financing, the Complaint asserts a derivative claim seeking inter alia, an accounting of the Financing, compensatory and punitive damages, attorneys' fees, and pre- and post-judgement interest. The General Partners believe that the allegations are without merit.

     On September 22, 1995, Defendants removed the action to the United States District Court for the District of Columbia (the "Court"). In November, 1995, the parties agreed to a settlement of the action in consideration of certain modifications to the terms of and disclosure with respect to the Transaction (disclosed in the Prospectus/Consent Solicitation filed with the SEC on March 28, 1996), as set forth in a stipulation of settlement filed with the Court. The settlement is conditioned on, among other things, the consummation of the Transaction. On March 13, 1996, the Court held a status conference in the action. At that time, all conditions necessary for the settlement to proceed have not yet occurred and, for reasons of case administration, the Court dismissed the action without prejudice and with leave to the parties to reinstate the action on or before May 1, 1996 in order to proceed with the settlement or the litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

     None.

                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS.

     The Registrant is a partnership and thus has no common stock. There is no established public trading market for the BACs. Trading in the BACs is sporadic and occurs solely through private transactions. As of March 22, 1996, there were 9,607 record holders of BACs in Series I and 4,172 record holders of BACs in Series II.

     Semi-annual distributions of cash flow (as defined in the Partnership Amended and Restated Agreement of Limited Partnership the "Partnership Agreement") are payable within 45 days after the end of each six month period. All cash flow with respect to each six month period of the calendar year is paid, first, 99% to the BAC Holders and 1% to the General Partners until the BAC Holders receive a non-compounded return in such calendar year equal to 8.5% of their Adjusted Capital Contributions (as defined in the Partnership Agreement); second, 1% to the BAC Holders and 99% to the General Partners until the General Partners receive an amount equal to .5% per annum of the aggregate outstanding principal amount of all mortgage loans, commencing in and cumulative from January 1, 1990; third, 99% to the BAC Holders and 1% to the General Partners until the BAC Holders receive a non-compounded cumulative return for each calendar year equal to 10% per annum of their Adjusted Capital Contributions, and fourth, thereafter during such year, 90% to the BAC Holders and 10% to the General Partners. There are no restrictions on the present or future ability of the Partnership to make distributions of cash flow.

     For the years ended December 31, 1995, 1994 and 1993, cash distributions paid or accrued to the Series I BAC Holders as a group totaled $10,500,000, $10,000,000 and $10,000,000, respectively. Of the amount paid to Series I BAC Holders in 1995, approximately  $1,100,000 represented a return of investor capital and was not subject to the cash flow distribution splits described above. Cash distributions paid or accrued to the Series II BAC Holders as a group for the years ended December 31, 1995, 1994 and 1993, totaled $5,294,080, $5,294,080 and $5,775,361, respectively. Of these amounts paid to Series II BAC Holders in 1995, 1994 and 1993, approximately $100,000, $300,000 and $500,000, respectively, represented a return of investor capital and this was not subject to the cash flow distribution splits described above.

ITEM 6.  SELECTED FINANCIAL DATA

                                                     1995      1994      1993      1992      1991
                                                   --------- --------- --------- --------- ---------
As of and for the year ended December 31,
INCOME STATEMENT DATA (000s):
Interest on mortgage revenue bonds and
   parity working capital loans                     $13,574   $17,380    $7,614    $8,214   $12,617
Equity investment in MLP II Acquisition LP            3,150      -         -         -         -
Equity investment in real estate partnerships          -         -        5,185     4,440     2,535
Total revenues                                       17,713    17,590    12,996    12,897    15,616
Other-than-temporary impairments and valuation
   adjustments related to investment in mortgage
   revenue bonds and real estate partnerships          -       (2,014)   (6,050)   (6,800)   (3,900)
Income before cumulative effect of accounting
   change                                            13,204    13,211     5,698     4,801     9,932
Cumulative effect of accounting change for mortgage
    revenue bonds                                      -      (11,881)     -         -         -
Net income (loss)                                   $13,204    $1,330    $5,698    $4,801    $9,932

PER BAC DATA:
Series I:
Income before cumulative effect of accounting
    change                                           $43.74    $41.79    $14.18     $5.16    $36.21
Cumulative effect of accounting change for mortgage
    revenue bonds                                      -       (47.40)     -         -         -
Net income (loss)                                    $43.74    ($5.61)   $14.18     $5.16    $36.21
Series II:
Income before cumulative effect of accounting
    change                                           $44.91    $49.04    $29.15    $38.66    $26.91
Cumulative effect of accounting change for mortgage
    revenue bonds                                      -       (23.71)     -         -         -
Net income                                           $44.91    $25.33    $29.15    $38.66    $26.91

BALANCE SHEET DATA (000s):
Investments in mortgage revenue bonds             $146,142  $213,842   $74,233    $97,383  $109,143
Investments in MLP II Acquisition LP                 65,299      -         -         -         -
Investments in real estate partnerships                -         -      157,389   143,601   141,560
Total assets                                       $224,815  $230,282  $242,210  $252,410  $264,457

BOOK VALUE PER BAC*
Series I                                            $699.30   $716.35   $769.92   $805.74   $851.83
Series II                                           $799.02   $816.00   $835.85   $866.70   $890.55

CASH DISTRIBUTIONS PER BAC DISTRIBUTED
  EACH YEAR AS FOLLOWS:
Series I:
August                                               $26.25    $25.00    $25.00    $26.25    $27.50
February                                             $26.25    $25.00    $25.00    $25.00    $25.00
Series II:
August                                               $27.50    $27.50    $30.00    $32.50    $35.00
February                                             $27.50    $27.50    $30.00    $30.00    $35.00

OTHER BAC DATA:
Series I:
BACs outstanding                                    200,000   200,000   200,000   200,000   200,000
Number of BAC Holders                                 9,607     9,739    10,491     9,935     9,920
Series II:
BACs outstanding                                     96,256    96,256    96,256    96,256    96,256
Number of BAC Holders                                 4,172     4,226     4,569     4,299     4,269

*Calculation of Book Value per BAC for 1995 and 1994 includes BAC Holders' proportional share of the unrealized loss.

ITEM 6.  SELECTED FINANCIAL DATA (Continued) BY:

                                                      1995      1994      1993      1992      1991
                                                    --------- --------- --------- --------- ---------
As of and for the year ended December 31,

SERIES I:

INCOME STATEMENT DATA (000s):
Interest on mortgage revenue bonds and
   parity working capital loans                       $8,992   $11,812    $4,108    $4,708    $6,884
Equity investment in MLP II Acquisition LP             1,842      -         -         -         -
Equity investment in real estate partnerships           -         -        4,117     3,474     2,293
Total revenues                                        11,702    11,946     8,331     8,307     9,406
Other-than-temporary impairments and valuation
   adjustments related to investment in mortgage
   revenue bonds and real estate partnerships           -       (2,014)   (4,600)   (6,350)     (850)
Income before cumulative effect of accounting change   8,837     8,443     2,864     1,043     7,316
Cumulative effect of accounting change for mortgage
    revenue bonds                                       -       (9,576)     -         -         -
Net income (loss)                                     $8,837   ($1,133)   $2,864    $1,043    $7,316

BALANCE SHEET DATA (000s):
Investments in mortgage revenue bonds                $97,536  $138,211   $44,608   $53,883   $65,643
Investments in MLP II Acquisition LP                  38,966      -         -         -         -
Investments in real estate partnerships                 -         -      107,971   105,801   102,485
Total assets                                        $145,141  $148,673  $158,859  $166,089  $175,356

SERIES II:

INCOME STATEMENT DATA (000s):
Interest on mortgage revenue bonds and
   parity working capital loans                       $4,582    $5,568    $3,506    $3,506    $5,733
Equity investment in MLP II Acquisition LP             1,308      -         -         -         -
Equity investment in real estate partnerships           -         -        1,068       966       242
Total revenues                                         6,011     5,644     4,665     4,590     6,210
Other-than-temporary impairments and valuation
   adjustments related to investment in mortgage
   revenue bonds and real estate partnerships           -         -       (1,450)     (450)   (3,050)
Income before cumulative effect of accounting change   4,367     4,768     2,834     3,758     2,616
Cumulative effect of accounting change for mortgage
    revenue bonds                                       -       (2,305)     -         -         -
Net income                                            $4,367    $2,463    $2,834    $3,758    $2,616

BALANCE SHEET DATA (000s):
Investments in mortgage revenue bonds                $48,606   $75,631   $29,625   $43,500   $43,500
Investments in MLP II Acquisition LP                  26,333      -         -         -         -
Investments in real estate partnerships                 -         -       49,418    37,800    39,075
Total assets                                         $79,674   $81,609   $83,351   $86,321   $89,101


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Business

     The SCA Tax Exempt Fund Limited Partnership (the "Partnership")
was organized in 1986 and had two public offerings of Beneficial Assignee Certificates ("BACs") representing the assignment of limited partnership interests. The Partnership was organized for the purpose of acquiring a portfolio of tax-exempt mortgage revenue bonds issued by various state or local governments or their agencies or authorities. The portfolio is made up of two distinct pools ("Series I" and "Series II") of mortgage revenue
bonds (the "Bonds").   SCA Realty I, Inc. is the 0.01% Managing General
Partner and SCA Associates 86 Limited Partnership is the 0.99% Associate General Partner (collectively, the "General Partners").

     The Partnership previously has presented financial statements for each of Series I and Series II reflecting the pool of investments attributable to each Series. Following a review of the Partnership's financial statements in 1995, the Staff of the Securities and Exchange Commission (the "SEC") concluded, and the Managing General Partner agreed, that the Partnership would present financial statements comprising both Series I and Series II. Financial information with respect to each Series is set forth supplementally in Note 9 to the Partnership's financial statements included herein. The consolidated financial statements of the Partnership include the Partnership (comprising both Series I and Series II), the SCA Tax Exempt Trust (the "Trust") and MLP III Investment Limited Partnership ("MLP III"). The
Trust and MLP III are discussed in more detail in Note 3 to the Partnership's financial statements included herein.

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

     The apartment over building of the 1980s, the economic recession and the modest recovery beginning in 1991 have significantly affected general property performance. Unless the market conditions and property operating results begin to improve dramatically and for an extended period of time, it is probable that the full amount of BAC Holder invested capital may not be recoverable on some of the Bonds through net sale or refinancing proceeds at the expiration of the originally anticipated holding period. Consequently, the Managing General Partner will likely extend the holding periods for certain Bonds to maximize the recovery of invested proceeds and accrued base interest, and, therefore, BAC Holder capital, consistent with the original bond indentures.

     The secondary market for limited partnership interests is very limited. For BAC Holders, it consists of services offered by various partnership trading groups and the trades occur intermittently and at widely varying prices. Nonetheless, these trades reflect the only verifiable evidence of current BAC pricing. The average trading price for BACs for the year ended December 31, 1995, as disclosed in the Stanger Report, which follows a number of these trading services, was $527 for Series I BACs, with a high of $575 and a low of $440, and $558 for Series II BACs, with a high of $605 and a low of $504. The Managing General Partner is not representing these market prices as the value of the BACs, but is providing them so that BAC Holders are informed.

     Although it has not previously directly provided any estimates of current BAC value to the BAC Holders, the Managing General Partner understands that in the past representations of BAC value have been reported on investor statements based upon information provided by the Managing General Partner. These representations have not included any explanation of the basis of the value. The methodology used was based upon the BACs being held through the originally anticipated holding period of the bonds and was contingent upon various assumptions of trends in property performance, capitalization rates and discount rates. The estimates of BAC value were developed by calculating the present value of projected cash flows from the individual Bonds through sale or refinancing at the end of the originally anticipated holding period and then discounting the present value to reflect the relative illiquidity of the secondary market. The estimates of BAC value do not reflect the fair value of the assets held by the Partnership.


Significant Events

The Financing

     As discussed in previous reports, the Managing General Partner consummated a transaction on February 14, 1995 (the "Financing"), which raised gross proceeds through the sale of $67,700,000 in aggregate principal amount of Multifamily Mortgage Revenue Bond Receipts
(collectively, the "Receipts"). The Receipts are collateralized by a pool of eleven of the original Bonds held by the Partnership (five for Series I, specifically, The Montclair, Newport Village, Nicollet Ridge, Steeplechase Falls and Barkley Place, and six for Series II, specifically, Mallard Cove I, Mallard Cove II, Whispering Lake, Gilman Meadows, Hamilton Chase and
The Meadows). These eleven Bonds all relate to properties that defaulted on their original debt obligations. The cash stream from one additional Bond, Creekside Village ("Creekside"), which also defaulted on its original debt obligation, has been pledged as further security for the Financing. The other Bonds held by the Partnership are unaffected by the Financing.

     It is currently intended that the net Financing proceeds will be invested, on behalf of the Partnership, in additional mortgage revenue bonds that finance multi-family properties. Although the Managing General
Partner believes that the permanent investment of the net Financing proceeds will generate cash flows in excess of the annual costs of the Financing and, thereby, increase the cash flow available to BAC Holders, as with any investment involving income producing real estate, no assurances can be given as to what the returns will be over time. A more detailed description of the Financing is included in Note 3 to the Partnership's financial statements included herein.

Proposed New Investment Structure

     On March 29, 1996, the Partnership filed on Form S-4 a
Prospectus/Consent Solicitation under the Securities Act of 1933. The Prospectus/Consent Solicitation describes a business strategy for the future of the Partnership's investments and a new investment structure developed by the Managing General Partner to maximize the value of BAC Holder investments. The transaction will provide BAC Holders with different investment choices designed to fit their individual investment objectives. These choices will provide BAC Holders with the opportunity to exchange their BACs for: a) liquid, growth-oriented securities, b) securities which are substantially similar to BACs subsequent to the Financing, but assume a special capital distribution, and/or c) securities whose distributions are substantially similar to BACs as they existed prior to the Financing. The Partnership anticipates presenting the transaction to BAC Holders for consideration in the near future. For the year ended December 31, 1995, approximately $1.5 million was expensed related to the preparation of the Prospectus/Consent Solicitation.

The Cumulative Effect of Accounting Change

     In 1994, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities," ("FAS 115") and applied them to its short-term investments. Following such adoption, the Partnership (as did others in the industry) continued to account for its investments in mortgage revenue bonds as either investments in real estate partnerships or real estate loans, depending on whether or not the Managing General
Partner had directed its affiliates to take deed to the underlying property in lieu of the Partnership foreclosing.

     In conjunction with the review of the Partnership's financial statements by the SEC Staff in 1995 discussed previously, the Partnership agreed that it would account for all of its investments in mortgage revenue bonds as debt securities under the provisions of FAS 115 effective January
1, 1994, and restated its 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds, regardless of their status, are classified and accounted for as available for sale debt securities and carried at fair value; unrealized holding gains or losses are included as a separate component of Partners' Capital and other-than-temporary impairments are recorded through operations.
The cumulative effect of adopting this accounting was to decrease Partners' Capital by approximately $19.9 million as of January 1, 1994; of such amount, approximately $11.9 million was attributable to operations prior to January 1, 1994 and is reflected in the income statement as a cumulative effect of the accounting change and approximately $8.0 million was attributable to an unrealized holding loss as of such date. The cumulative effect adjustment discussed above does not affect the cash flow generated from property operations, distributions to BAC Holders, the characterization of the tax-exempt income stream or the financial obligations under the Bonds.

     Indicated impairments must be considered as other-than-temporary when it becomes probable that all amounts due under a Bond will not be collected in accordance with the Bond's contractual terms. In any event, FAS 115 requires that bonds be accounted for at fair value. Such fair value is not necessarily indicative of the anticipated recovery of the Bond's principal and interest obligations on a gross cash flow basis.

Litigation

     On May 24, 1995, the General Partners were served with a
Complaint filed in the Superior Court of the State of California, for the County of Los Angeles, by a BAC Holder claiming a breach of the Partnership Agreement and breach of fiduciary duties in connection with the Financing. The plaintiff subsequently dismissed the California action but refiled it, in July 1995, in the Superior Court of the District of Columbia. The action was removed by the General Partners in September 1995 to the United States District Court for the District of Columbia. The plaintiff claims inter alia that the Partnership's participation in the Financing was not authorized under the Partnership Agreement and that the proceeds received should be distributed immediately to the BAC Holders. The plaintiff purports to bring the action derivatively on behalf of the Partnership and also seeks to be appointed representative of the BAC Holders as a class.

     The General Partners believe that the allegations are without merit.
On November 8, 1995, the parties agreed to the settlement of the action in consideration of certain modifications to the terms of and disclosure with respect to the Transaction disclosed in the Prospectus/Consent Solicitation. The settlement is conditioned on, among other things, the consummation of the Transaction. On March 13, 1996, the Court held a status conference in the action. At that time, all conditions necessary for the settlement to proceed had not yet occurred and, for reasons of case administration, the Court dismissed the action without prejudice and with leave to the parties to reinstate the action on or before May 1, 1996 in order to proceed with the settlement or the litigation.


Financial Condition and Liquidity

     As of December 31, 1995, the Partnership's capital is primarily invested in 23 Bonds and related parity working capital loans ("Parity Working Capital Loans") totaling $192,958,000 of face value. Of these investments, 14 Bonds and related Parity Working Capital Loans (totaling $135,838,000 of face value) were acquired with Series I proceeds while nine Bonds and related Parity Working Capital Loans (totaling
$57,120,000 of face value) were acquired with Series II proceeds. To the extent that offering proceeds exceeded organization and offering expenses and initial project investments, the Managing General Partner created Partnership working capital reserves.

     The original Partnership working capital reserves, as a result of supplementing distributions to BAC Holders and providing additional working capital loans to the properties, were exhausted during 1992 and 1994, for Series I and Series II, respectively. As a result of the February 1995 Financing, additional Partnership working capital reserves (of approximately $4.4 million) were established of which $1.5 million
($850,000 in Series I and $600,000 in Series II) were utilized to pay for one-time Financing origination costs in 1995. For Series I, reserves of approximately $1.1 million were used during 1995 to pay distributions declared in excess of cash generated from operations. For Series II, reserves of approximately $100,000, $300,000 and $500,000 were used during 1995, 1994 and 1993, respectively, to pay distributions declared in excess of the cash generated by operations. As of December 31, 1995, the Partnership's working capital reserves (including cash generated from operations in excess of distributions paid of approximately $200,000 for Series I) approximated $1.9 million (approximately $900,000 in Series I and approximately $1.0 million in Series II)

     Distributions are affected by the Partnership's ability to collect interest from the cash flow of the properties securing the Bonds and the ability of the Managing General Partner to control operating expenses.
Cash collected by the Partnership does not necessarily reflect property operating results to the extent that debt service can be paid from other sources, including property reserves and guarantees and, for those properties subject to the Financing, investment income and swap income. Similarly, some of the cash generated by property operations may not be available to pay debt service as it may be utilized for Series A Bond principal and interest and related items, capital expenditures, escrows or prepaid expenses. Distributions are also affected by the investment income generated by the net Financing proceeds as compared to the reduction in revenues caused by the sale of the Receipts in the Series A Bonds.

     On December 31, 1995, the Managing General Partner declared semi-annual distributions of $26.25 and $27.50 per BAC for Series I and Series II, respectively. These amounts, which were paid on February 9, 1996, represent an annualized primarily tax-exempt distribution rate of 5.25% for Series I and 5.50% for Series II. These distribution rates for Series I and Series II remained unchanged from the previous semi-annual distributions.

     At December 31, 1995, the Partnership's liquid assets approximated
$9.8 million. These funds primarily consist of undistributed funds generated from operations during the second half of 1995 and working capital reserves.

Results of Operations

Revenues

     With respect to Series I Bonds, for the years ended December 31, 1995, 1994 and 1993, approximately $9.2 million, $11.6 million and $10.9 million, respectively, of interest was paid to Series I. Of these amounts, approximately $8.8 million , $11.1 million and $10.6 million, respectively, were generated from Series I property operations. With respect to Series
II Bonds, for the years ended December 31, 1995, 1994 and 1993, approximately $4.6 million, $5.8 million and $5.6 million, respectively, of interest was paid to Series II. Of these amounts, approximately $4.5 million, $5.5 million and $5.3 million, respectively, were generated from Series II property operations. The differences between interest paid and cash generated from operations are due to payments from sources other than property operations. The table, in Item 1. Business - Investment Summary Series I and Series II, at the beginning of this report should be referenced for more information regarding the specific Bond interest payment information.

     The reduction in the interest income paid to the Partnership by the Series I and Series II properties during 1995 (approximately $3.7 million) is primarily due to the Financing whereby the Receipts in the Series A Bonds were sold. However, this reduction is substantially offset by the short-term investment income of approximately $3.2 million generated by the investment of the net Financing proceeds.

Expenses

     Partnership operating expenses are either specifically identified by Series or allocated to each Series based on the original net offering proceeds. Partnership operating expenses increased by approximately $2.1 million in 1995 versus 1994 and by approximately $1.1 million in 1994 versus 1993. These increases primarily reflect a) the annual incremental increases in the costs recognized on the refunding and Financing (excluding those sales costs netted with the gain on sale of A Bond receipts) consummated on February 14, 1995 (approximately $250,000 in 1995 over
1994 and approximately $900,000 in 1994 over 1993) and b) the $1.5 million of expenses incurred in 1995 with respect to the Prospectus/Consent Solicitation as discussed above. In addition, the Partnership incurred approximately $200,000 in legal expenses with respect to the litigation (discussed above) in 1995 which was not incurred in 1994.

Other

     In response to a 1991 Supreme Court case, the IRS issued proposed regulations in connection with the modification or implied modification of debt instruments. If the proposed regulations are adopted in their present form, they would alter existing authority, and limit the type and extent of modifications and implied modifications that could be made by a Bond owner/lender without adversely affecting the tax-exempt status of the Bond.
It is not clear at this time what effect the proposed regulations may have on the Partnership with respect to Bonds secured by properties transferred to New Borrowers, as some of the terms of the transfers could be viewed by the IRS under the proposed regulations as implied modifications to the Bonds. However, the IRS has stated that the regulations will apply only to modifications or implied modifications made on or after thirty days from the publication of the final regulations in the Federal Register. As of March 28, 1995, the regulations had not appeared in their final form in the Federal Register. The Managing General Partner will continue in its efforts to protect the tax-exempt status of the bonds and the interest thereon;
however, there can be no assurances the Managing General Partner will be successful in its efforts.

     The following is a discussion of events which affect the properties that collateralize the Partnership's investments.

Series I

     During 1994, the property level reserves on Lakeview Gardens were exhausted, and the original borrower refused to fund the operating deficits
of the property.   The Managing General Partner initiated workout
discussions with the original borrower in the fourth quarter of 1994. As a result, when it became apparent that the Bond and Parity Working Capital Loan would default under their contractual terms, the Partnership recognized an other-than-temporary impairment and a valuation adjustment aggregating approximately $2.1 million to Lakeview Gardens' Bond and Parity Working Capital Loan during the year ended December 31, 1994.
On April 19, 1995, the deed was successfully transferred to a New
Borrower.

     Except for the cumulative effect of accounting change, discussed above, and Lakeview Gardens in 1994, there were no other-than-temporary impairments or valuation adjustments recorded through income for Bonds and Parity Working Capital Loans during 1995 or 1994. In 1993, a valuation adjustment of $4.6 million was recorded for the North Pointe Bond and Parity Working Capital Loan. Also, as discussed in previous reports, a settlement agreement was signed on November 23, 1992 whereby Shelter Canada and Winnipeg Financial and Management, Inc., the third party guarantors, are to perform fully under the terms of the limited operating deficit guarantee for North Pointe. During 1995, scheduled payments totaling $116,000 were received in accordance with the settlement agreement and recorded as income by the Partnership. In addition, the settlement agreement provides for the accrual of interest compounded quarterly on the unpaid and unaccrued balance.

Series II

     In 1993, Series II recorded valuation adjustments for the Mallard Cove I Bond and Parity Working Capital Loan ($250,000) and the
Hamilton Chase Bond and Parity Working Capital Loan ($1,200,000).

     As discussed in previous reports, a settlement agreement was signed on November 23, 1992 whereby Shelter Canada, the third party guarantor, is to perform fully under the terms of the limited operating deficit guarantee for Whispering Lake. During 1995, scheduled payments totaling $165,000 were received in accordance with the settlement agreement and recorded as income by the Partnership. In addition, the settlement agreement provides for the accrual of interest on the unpaid and unaccrued balance.

     The other-than-temporary impairments and valuation adjustments discussed above do not affect the cash flow generated from property operations, distributions to BAC Holders, the characterization of the tax-exempt income stream nor the financial obligations under the Bonds. The Managing General Partner will continue to evaluate the need for other-than-temporary impairments and valuation allowances in the future as circumstances change.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Financial Statements, together with the report thereon of Price Waterhouse dated March 28, 1996, which are filed as a part of this Annual Report on Form 10-K.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT.

(a) and (b)  Identification of directors and executive officers:

     The following table sets forth the names, ages and positions held by the directors and executive officers of the Managing General Partner:

                             Position Held with
Name                       Managing General Partner                     Age
----                      -------------------------                    -----

Garrett G. Carlson          Chairman and Director                        60

Mark K. Joseph              President/Treasurer and Director             57

Thomas R. Hobbs             Senior Vice President, Partnership
                            General Manager and Director                 55

Marilynn K. Duker           Vice President                               40


     All of these individuals have served in an executive capacity since the organization of the Managing General Partner. Messrs. Carlson and Joseph have served as directors since the organization of the Managing General Partner and Mr. Hobbs was elected as a director effective April 5, 1994. All of these individuals will continue to serve in their current capacities until their successors are elected and qualified.

(c)  Identification of certain significant employees:

     None.

(d)  Family Relationships:

     None.

(e)  Business Experience:

     SCA Realty I, Inc. was incorporated in Maryland in January 1986. The background and experience of the executive officers and directors of SCA Realty I, Inc., the Managing General Partner are as follows:

     Garrett G. Carlson, age 60, is Chairman of the Board of Directors of
the Managing General Partner.   Mr. Carlson has been in the real estate
development business since 1962. He has been responsible for the production and acquisition of several thousand units of rental housing over the last two decades. Prior to 1979, Mr. Carlson served as President and Chairman of the Board of Shelter Corporation of America, Inc., a publicly-owned company involved in all facets of real estate development. From 1964 until 1970, Mr. Carlson was Director of Real Estate and Development for Bor-Son Construction, Inc. and in that capacity participated in commercial, office, retail and industrial developments. Mr. Carlson is a graduate of the University of Minnesota. Mr. Carlson is also a director of CRI Insured Mortgage Association, Inc.

     Mark K. Joseph, age 57, is President, Treasurer and a director of the Managing General Partner since 1986. He has been in the real estate business for over two decades. Prior to the founding of the Managing General Partner and its affiliated entities, Mr. Joseph was Chairman of the Executive
Committee and a partner in the law firm of Gallagher, Evelius & Jones, where he was engaged in the practice of real estate and corporate law.
Before his entry into the private sector, Mr. Joseph previously served first as Baltimore's Deputy Housing Commissioner and then as Development
Director and Counsel to the Mayor. From 1975 to 1980, Mr. Joseph headed the Baltimore City Board of School Commissioners. As President of that
Board, he chaired the nation's seventh largest school system. Mr. Joseph graduated with honors from Brown University and the Harvard Law School.
He has been a member of the faculty and Board of Visitors of the University of Maryland Law School. He also authored the law creating Maryland's housing financing agency. Mr. Joseph has served on numerous private and public boards. Currently he is President for the Public Policy of the Greater Baltimore Committee and a member of its Board. He also serves on the Boards of Provident Bankshares Corporation and the Associated Jewish
Charities.

     Thomas R. Hobbs, age 55, is a Senior Vice President of the Managing General Partner and the General Manager of the Partnership since 1986 and as director of the Managing General Partner since 1994. From 1978 until joining the Managing General Partner in June 1986, Mr. Hobbs served as Manager of the Baltimore Field Office of the U.S. Department of Housing and Urban Development ("HUD"). This responsibility included the approval of HUD loans and grants and the commitment of FHA mortgage insurance.
The multifamily mortgage insurance portfolio of the Baltimore Field Office was $1.2 billion. Mr. Hobbs served HUD in various other capacities since 1967, including for periods acting as manager of the Washington, D.C. and Philadelphia offices. Mr. Hobbs is a graduate of the University of Virginia and holds a Master's Degree in Regional Planning from the University of North Carolina at Chapel Hill. Between 1987 and 1991 he served as the Chairman of the Maryland State Housing Policy Commission and since 1987 has served as a member of the State Housing Finance Review Committee.

     Marilynn K. Duker, age 40, is a Vice President of the Managing
General Partner and Senior Vice President of Shelter Development Corp. ("SDC"). Prior to joining SDC in 1982, she served as special assistant to the Director of the HUD area office in Baltimore. She has worked in both the regional and central offices of HUD and for the Boston Housing Authority as well. Ms. Duker is a graduate of the College of Wooster and has a Master's Degree in City Planning from the Massachusetts Institute of Technology.

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

     The following table sets forth the amounts of the fees, commissions and cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1995:

                                                         Amount of
Receiving Entity           Type of Compensation         Compensation
------------------       -----------------------       --------------

SCA Realty I, Inc.       Interest in Cash Flow              $1,446

SCA Associates 86
 Limited Partnership     Interest in Cash Flow             143,137
                                                       --------------
                           TOTAL                          $144,583
                                                       ==============


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT.

(a)  Security ownership of certain beneficial owners:

     The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding BACs at December 31, 1995.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.

(a)  Transactions with management and others:

     Since the Registrant is a limited partnership, it has no directors or officers. In addition, the registrant has had no transactions with individual officers or directors of the Managing General Partner other than any indirect interest such officers and directors may have in the compensation paid to the Managing General Partner, or its affiliates by virtue of (i) their indirect stock ownership in the Managing General Partner, (ii) their ownership in 177061 Canada Ltd.("Shelter Canada"), formerly Shelter Corporation of Canada
Limited Partnership , a stockholder of the Managing General Partner, or (iii) their partnership interests in SCA Associates 86-II Limited Partnership, a limited partner of the Associate General Partner. Item 11 of this report which contains a discussion of the amounts and times fees and other compensation are paid or accrued by the Partnership to the General Partners or their affiliates is incorporated herein by reference.

     As a result of defaults under the terms of the loan agreements by the original borrowing partnerships, the Managing General Partner negotiated transfers of ownership of certain properties underlying the Partnership's investments in mortgage revenue bonds to New Borrowers (or an affiliate of the Managing General Partner replaced the managing general partner of the original borrowing partnership) for Barkley Place, The Montclair, Newport Village, Nicollet Ridge, Newport-On-Seven, North Pointe (formerly Shandin Hills), Mallard Cove I, Mallard Cove II, Gilman Meadows, The Meadows, Whispering Lake, Steeplechase, Creekside, Hamilton Chase, Willowgreen
and Lakeview Gardens.   Effective January 1, 1995, SCA Successor, Inc.
withdrew as General Partner and was replaced by SCA Successor II, Inc. for the following partnerships: Barkley Place, The Montclair, Newport Village, Nicollet Ridge, Mallard Cove I, Mallard Cove II, Gilman Meadows, The Meadows, Whispering Lake, Steeplechase, Creekside, and Hamilton Chase.

      Shelter Canada, was, prior to the time the Partnership acquired the Whispering Lake Apartments, the Meadows Apartments, and North Pointe mortgage revenue bonds, either a limited or general partner of the developer partnership for those projects. Prior to the time the Partnership acquired these mortgage revenue bonds, Shelter Canada withdrew from the respective developer partnerships in return for contingent purchase payments for its interest, payable from certain revenue of the borrower. These revenues may include a portion of the developers' overhead allowance funded out of proceeds of the mortgage revenue bonds to the extent such funds remain unused for cost overruns or other obligations of the borrower upon completion of construction and the achieving of sustaining occupancy. Payments to Shelter Canada are fully subordinated to all payments to the Partnership.

     In addition, Shelter Canada is contractually obligated to nonaffiliated borrowers of North Pointe and Whispering Lake to fund operating deficits under guarantees totaling $1,292,500 and $1,819,000, respectively. The Managing General Partner entered into workout negotiations with the guarantor and respective borrowers of these properties as the guarantor has indicated its inability at this time to fully fund operating deficits. These negotiations resulted in a settlement agreement which provides for the payment of $1,215,143 under the guarantee obligations over a five year period with interest.

(b)  Certain business relationships:

     The Partnership's response to Item 13(a) is incorporated herein by reference. In addition, the Registrant has no business relationship with entities of which the directors of the Managing General Partnership are officers, directors or ten percent equity owners other than as set forth in the Registrant's response to Item 13(a).

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

(b)  Reports on Form 8-K:

     1. There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                 INDEX TO EXHIBITS

   Exhibit
   Number      Title of Document
  --------     -----------------

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

     P         F.   Pages 10-16 of the 1987 Annual Report to
                    Investors.

     P         G.   Page 4 of the 1988 Form 10-K filed with the
                    Commission on March 31, 1989.

     P         H.   Page A-18 of the 1988 Form 10-K filed with
                    the Commission on March 31, 1989.

     P         I.   Page A-25 and A-26 of the 1989 Form 10-K
                    filed with the Commission on April 2, 1990.

     P         J.   Page A-23 and A-25 of the 1990 Form 10-K
                    filed with the Commission on April 1, 1991.

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

                         SCA TAX EXEMPT FUND LIMITED PARTNERSHIP

                         By: SCA REALTY I, INC.

Date:  March 26, 1996         By: /s/ Mark K. Joseph
                                  Mark K. Joseph
                                  President/Treasurer, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates set forth below opposite their respective names.

     Signatures               Title                    Date

/s/ Garrett G. Carlson        Chairman of the Board    March 26, 1996
Garrett G. Carlson            of Directors

/s/ Mark K. Joseph            President/Treasurer,     March 26, 1996
Mark K. Joseph                Director

      SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
    INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Report of Independent Accountants

Balance Sheets as of December 31, 1995 and 1994

Statements of Income for the three years ended December 31, 1995, 1994, and 1993

Statements of Cash Flows for the three years ended December 31, 1995, 1994, and 1993

Statement of Changes in Partners' Capital for the three years ended December 31, 1995

Separate financial statements of MLP II Acquisition Limited Partnership, accounted for on the equity method, are set forth in Note 3 to the financial statements of the Registrant.

All schedules prescribed by Regulation S-X have been omitted as the required information is inapplicable or the information is presented elsewhere in the financial statements or related notes.

                                REPORT OF INDEPENDENT ACCOUNTANTS

To The Partners of SCA Tax Exempt Fund Limited Partnership

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in partners' capital present fairly, in all material respects, the consolidated financial position of SCA Tax Exempt Fund Limited Partnership (the "Partnership"),
SCA Tax Exempt Trust and MLP III Investment Limited Partnership at
December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's Managing General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed under "Investments in Mortgage Revenue Bonds" in Note 2, the Partnership's 1994 financial statements have been restated to account for its investments in mortgage revenue bonds as debt securities.

As explained in "Investments in Mortgage Revenue Bonds" in Note 2, the financial statements include mortgage revenue bonds valued at $146,142,000 (65% of total assets) and $213,842,000 (93% of total assets) at December 31, 1995 and 1994, respectively, which values have been estimated by the Partnership's Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Partnership's Managing General Partner in arriving at its estimate of value of such mortgage revenue bonds and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the mortgage revenue bonds existed, and the differences could be material.



Price Waterhouse LLP
Baltimore, Maryland
March 28, 1996

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
IN THOUSANDS, EXCEPT BAC DATA


                                                               December 31,      December 31,
                                                                   1995              1994
                                                              ---------------   ---------------
ASSETS

Cash and cash equivalents                                             $9,810            $7,855
Interest receivable                                                      434               770
Investment in mortgage revenue bonds (Notes 2, 3 and 4)              146,142           213,842
Investment in parity working capital loans, net of valuation
  allowance of $600 in 1995 and $1,196 in 1994 (Notes 2, 3 and 5)      2,890             6,689
Investment in MLP II (Note 3)                                         65,299              -
Other assets                                                             240             1,126
                                                              ---------------   ---------------
     TOTAL ASSETS                                                   $224,815          $230,282
                                                              ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                   $544            $1,110
Distributions payable                                                  7,977             7,713
Due to affiliates (Note 7)                                                 9                95
                                                              ---------------   ---------------
     TOTAL LIABILITIES                                                 8,530             8,918
                                                              ---------------   ---------------

Minority Interest (Note 1)                                                 3              -
                                                              ---------------   ---------------
Partners' Capital
   Unrealized gain (loss) on mortgage revenue bonds available for sale (including cumulative effect of accounting change
      of ($8,028) as of January 1, 1994) (Note 2)                       (981)            1,366
   General partners                                                     (477)             (464)
   Limited partners:
       Series I  (beneficial assignee certificates- issued
        and outstanding 200,000 certificates)                        141,111           142,862
       Series II (beneficial assignee certificates- issued
        and outstanding 96,256 certificates)                          76,629            77,600
                                                              ---------------   ---------------
     TOTAL PARTNERS' CAPITAL                                         216,282           221,364
                                                              ---------------   ---------------
     COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 6 & 8)

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $224,815          $230,282
                                                              ===============   ===============
                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME
IN THOUSANDS, EXCEPT PER BAC DATA

                                                              For the year endedFor the year endedFor the year ended
                                                               December 31,      December 31,      December 31,
                                                                   1995              1994              1993
                                                              ---------------   ---------------   ---------------
INCOME

Interest on mortgage revenue bonds and
  parity working capital loans                                       $13,574           $17,380            $7,614
Net gain on sale of A bond receipts                                      623              -                 -
Interest on short-term investments                                       366               210               197
Equity in MLP II                                                       3,150              -                 -
Equity in property net income                                           -                 -                5,185
                                                              ---------------   ---------------   ---------------
     TOTAL INCOME                                                     17,713            17,590            12,996
                                                              ---------------   ---------------   ---------------
EXPENSES

Operating expenses (Note 3)                                            4,491             2,365             1,248
Other-than-temporary impairments and valuation adjustments
   related to investment in mortgage revenue bonds and
   investment in real estate partnerships                               -                2,014             6,050
Minority interest                                                         18              -                 -
                                                              ---------------   ---------------   ---------------
     TOTAL EXPENSES                                                    4,509             4,379             7,298
                                                              ---------------   ---------------   ---------------
INCOME BEFORE CUMULATIVE EFFECT  OF
  ACCOUNTING CHANGE                                                   13,204            13,211             5,698

CUMULATIVE EFFECT ON PRIOR YEARS (to January 1, 1994) OF CHANGE
  IN ACCOUNTING FOR MORTGAGE REVENUE BONDS (NOTE 2)                     -              (11,881)             -
                                                              ---------------   ---------------   ---------------
NET INCOME                                                           $13,204            $1,330            $5,698
                                                              ===============   ===============   ===============
NET INCOME ALLOCATED TO GENERAL PARTNERS                                $132               $14               $57
                                                              ===============   ===============   ===============
NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
     SERIES I                                                         $8,749           ($1,122)           $2,835
                                                              ===============   ===============   ===============
     SERIES II                                                        $4,323            $2,438            $2,806
                                                              ===============   ===============   ===============
SERIES I EARNINGS PER BAC:
Income before cumulative effect of accounting change                  $43.74            $41.79            $14.18
Cumulative effect on prior years (to January 1, 1994) of change
  in accounting for mortgage revenue bonds (Note 2)                      -              (47.40)              -
                                                              ---------------   ---------------   ---------------
NET INCOME (LOSS) PER BAC ALLOCATED TO SERIES I                       $43.74            ($5.61)           $14.18
                                                              ===============   ===============   ===============
SERIES II EARNINGS PER BAC:
Income before cumulative effect of accounting change                  $44.91            $49.04            $29.15
Cumulative effect on prior years (to January 1, 1994) of change
  in accounting for mortgage revenue bonds (Note 2)                      -               (23.71)             -
                                                              ---------------   ---------------   ---------------
NET INCOME PER BAC ALLOCATED TO SERIES II                             $44.91            $25.33            $29.15
                                                              ===============   ===============   ===============
                             The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
IN THOUSANDS

                                                              For the year endedFor the year endedFor the year ended
                                                               December 31,      December 31,      December 31,
                                                                   1995              1994              1993
                                                              ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $13,204            $1,330            $5,698
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in MLP II net income                                       (3,150)             -                 -
    Equity in property net income                                       -                 -               (5,185)
    Income allocated to minority interest                                 18              -                 -
   Recovery of valuation allowance on parity working capital loans      -                  (46)             -
   Net realized gain on sale of A bond receipts                       (2,347)             -                 -
    Interest receivable transferred to investment
      in real estate partnerships                                       -                 -                 (327)
    Other-than-temporary impairments and valuation adjustments related to investment in mortgage revenue bonds
     and investment in real estate partnerships                         -                2,014             6,050
    Cumulative effect of accounting change                              -               11,881              -
    Interest distributions from investment in
      real estate partnerships                                          -                 -                9,100
    Decrease in interest receivable                                      336                84               123
    (Increase) decrease in other assets                                   38            (1,100)               20
    Increase (decrease) in accounts payable
      and accrued expenses                                              (566)              996                49
    Increase (decrease) in due to affiliates                             (86)               71               (15)
                                                              ---------------   ---------------   ---------------
Net cash provided by operating activities                              7,447            15,230            15,513
                                                              ---------------   ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in MLP II                                                 (61,000)             -                 -
Distributions from MLP II                                              3,499              -                 -
Proceeds from sale of A bond receipts                                 67,700              -                 -
                                                              ---------------   ---------------   ---------------
Net cash provided by investing activities                             10,199              -                 -
                                                              ---------------   ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners                                            (15,691)          (15,692)          (15,931)
                                                              ---------------   ---------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          1,955              (462)             (418)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                            7,855             8,317             8,735
                                                              ---------------   ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $9,810            $7,855            $8,317
                                                              ===============   ===============   ===============
DISCLOSURE OF NON-CASH ACTIVITIES:
    Contribution of parity working capital loans and
    other assets to MLP II                                            $4,647              -                 -
                                                              ===============   ===============   ===============
    Transfer of investment in mortgage revenue bonds and
      working capital loans to investment in real
      estate partnerships                                               -                 -              $23,425
                                                              ===============   ===============   ===============
                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE PERIOD DECEMBER 31, 1992 THROUGH DECEMBER 31, 1995
IN THOUSANDS

                                          SERIES I               SERIES II
                                      LIMITED PARTNERS        LIMITED PARTNERS                    UNREALIZED GAIN (LOSS)
                                        BENEFICIAL              BENEFICIAL                        ON MORTGAGE REVENUE
                                          ASSIGNEE               ASSIGNEE          GENERAL        BONDS AVAILABLE
                                        CERTIFICATES           CERTIFICATES        PARTNERS        FOR SALE, NET         TOTAL
                                      ----------------        ---------------   ---------------   ---------------   ---------------
Balance, December 31, 1992                   $161,149                $83,425             ($236)               $0          $244,338

Net income                                      2,835                  2,806                57              -                5,698
Distribution to partners                      (10,000)                (5,775)             (155)             -              (15,930)
                                      ----------------        ---------------   ---------------   ---------------   ---------------
Balance, December 31, 1993                    153,984                 80,456              (334)             -              234,106

Cumulative effect on prior years
   (to January 1, 1994) of change
   in accounting (Note 2)                        -                      -                -                (8,028)           (8,028)
Net income                                     (1,122)                 2,438                14              -                1,330
Distribution to partners                      (10,000)                (5,294)             (144)             -              (15,438)
Change in market value of mortgage
  revenue bonds available for sale, net          -                      -                -                 7,380             7,380
Realization of other-than-temporary
  impairment on mortgage revenue bonds
  available for sale                             -                      -                -                 2,014             2,014
                                      ----------------        ---------------   ---------------   ---------------   ---------------
Balance, December 31, 1994                    142,862                 77,600              (464)            1,366           221,364

Net income                                      8,749                  4,323               132              -               13,204
Distribution to partners                      (10,500)                (5,294)             (145)             -              (15,939)
Net realized gains on sale of
  A bond receipts                                -                      -                -                (2,347)           (2,347)
                                      ----------------        ---------------   ---------------   ---------------   ---------------
Balance, December 31, 1995                   $141,111                $76,629             ($477)            ($981)         $216,282
                                      ================        ===============   ===============   ===============   ===============
                    The accompanying notes are an integral part of these financial statements.



      SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
         NOTES TO THE FINANCIAL STATEMENTS
             (SERIES I AND SERIES II)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The Partnership

     SCA Tax Exempt Fund Limited Partnership (the "Partnership"), was organized on January 10, 1986, under the Delaware Revised Uniform Limited Partnership Act for the purpose of investing in a portfolio of tax-exempt mortgage revenue bonds (the "bonds") issued by various state or local governments or their agencies or authorities, and secured by nonrecourse participating first mortgage loans on real estate projects. The Partnership will terminate on December 31, 2036, or sooner, in accordance with the terms of the Partnership Agreement. SCA Realty I, Inc. is the .01%
Managing General Partner and SCA Associates 86 Limited Partnership is the
 .99% Associate General Partner (collectively, the "General Partners").

The Series

     The Partnership has had two offerings ("Series I" and "Series II") of Beneficial Assignee Certificates ("BACs") which represent the assignment of limited partnership interests in the Partnership. Because the rights and obligations of BAC Holders are those of limited partners in the Partnership, they are considered such for purposes of these financial statements. A total of 200,000 BACs in Series I and 96,256 BACs in Series II were issued at a stated value of $1,000 each and the net proceeds from each of these offerings were invested in two separate pools of investments. In accordance with the Partnership Agreement, the Managing General Partner is required to maintain records for each such pool of investments and to report the results of such investments to the Series I and Series II BAC Holders.

Other Entities

     As more fully described in Note 3, certain new entities were created to facilitate the Financing. A brief description of each such entity follows:

     SCA Tax Exempt Trust (the "Trust") - The Trust was created to hold certain assets of the Partnership, which is the sole holder of the Certificate of Participation in the corpus and income of the Trust.

     MLP III Investment Limited Partnership ("MLP III") - MLP III is a Maryland limited partnership owned by the Partnership through a 99% general partner interest and SCA Limited Partner Corporation ("SCALPC"), an affiliate of the Managing General Partner, through a 1% limited partner interest.

     MLP II Acquisition Limited Partnership ("MLP II") - MLP II is a
     Maryland limited partnership owned by MLP III through a 98.99% limited partner interest (39.996% annual profits and distributions interest), SCALPC through a .01% limited partner interest (.004% annual profits and distributions interest) and MLP I (see below) through a 1% general partner interest (60% annual profits and distributions interest). Distributions of capital proceeds, as defined, after payment of all debts, liabilities and expenses and after any reserves deemed necessary, are distributed to the partners pro rata up to an amount equal to their unreturned capital contributions.

     MLP I LLC ("MLP I") - MLP I is a Maryland limited liability company ("LLC"), whose members comprise the operating partnerships that are the ultimate debtors in the bonds involved in the Financing.

Basis of Presentation

     The Partnership previously has presented financial statements for each of Series I and Series II reflecting the pool of investments attributable to each Series. Following a review of the Partnership's financial statements in 1995, the Staff of the Securities and Exchange Commissions (the "SEC") concluded, and the Managing General Partner agreed, that the Partnership would present financial statements comprising both Series I and Series II. Financial information with respect to each Series is set forth supplementally in Note 9. The consolidated financial statements of the Partnership include the Partnership (comprising Series I and Series II), the Trust and MLP III. MLP II is accounted for under the equity method and financial information with respect to MLP II is set forth in Note 3. The minority interest represents SCALPC's limited partner proportionate share of the equity in MLP III. All significant intercompany transactions are eliminated.

Partnership Distributions

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Set forth below are the more significant accounting policies followed by the Partnership in its consolidated financial statements and by MLP II.

Cash and Cash Equivalents

     Cash and cash equivalents consist principally of investments in money market mutual funds and short-term marketable securities with original maturities of 90 days or less, both of which are readily convertible to known amounts of cash in seven days or less. The carrying amount of cash and cash equivalents approximates fair value.

Short-Term Investments

     Short-term investments are classified as trading securities and carried at fair value; unrealized gains or losses are recorded through results of operations. The Managing General Partner places short-term investments in highly-rated commercial paper and limits the amount of credit exposure with any one issuer. The Managing General Partner actively evaluates the creditworthiness of the issuers in which it invests. The estimated fair value of short-term investments approximates carrying value.

Investments in Mortgage Revenue Bonds

     In 1994, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities," ("FAS 115") and applied them to its short-term investments. Following such adoption, the Partnership (as did others in the industry) continued to account for its investments in mortgage revenue bonds as either investments in real estate partnerships or real estate loans, depending on whether or not the Managing General Partner had directed its affiliates to take deed to the underlying property in lieu of the Partnership foreclosing.

     In conjunction with the review of the Partnership's financial statements by the SEC Staff in 1995 as discussed in Note 1, the Partnership agreed that it would account for all of its investments in mortgage revenue bonds as debt securities under the provisions of FAS 115 effective January
1, 1994, and restated its 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds, regardless of their status, are classified and accounted for as available for sale debt securities and carried at fair value; unrealized holding gains or losses are included as a separate component of Partners' Capital and
other-than-temporary impairments are recorded through operations.   The
cumulative effect of adopting this accounting was to decrease Partners'
Capital by approximately $19.9 million as of January 1, 1994; of such amount, approximately $11.9 million was attributable to operations prior to January 1, 1994 and is reflected in the income statement as a cumulative effect of the accounting change and approximately $8.0 million was attributable to an unrealized holding loss as of such date. The cumulative effect adjustment discussed above does not affect the cash flow generated from property operations, distributions to BAC Holders, the characterization of the tax-exempt income stream or the financial obligations under the bonds.

     In connection with a Consent Solicitation and Proxy to be filed with the SEC on March 29, 1996, the Partnership requested an independent appraisal firm to conduct appraisals as of May 1, 1995 of all of the properties collateralizing the Partnership's investments in mortgage revenue bonds. Because only a limited market exists for such bonds and they are wholly collateral dependent, the Partnership used such appraisals as the basis for its estimates of fair values of the bonds. In connection with the adoption of FAS 115 as of January 1, 1994 and its application to the accompanying financial statements, the Managing General Partner used such estimates, as adjusted for intervening changes in circumstances, in making its estimates of fair value for the mortgage revenue bonds at various dates throughout 1994 and 1995.
  The Managing General Partner will continue to use its best efforts in estimating the fair value of the Partnership's mortgage revenue bonds.

     For those mortgage revenue bonds where estimated fair value has declined to an amount below amortized cost, the Managing General Partner considers the following in determining whether the indicated decline is
other-than-temporary.    With respect to bonds that are not performing in
accordance with their contractual terms established at the time of issuance, the Partnership considers all declines in fair value, if any, to be other-than-temporary as required under the provisions of FAS 115. Indicated impairments of performing bonds are evaluated on an individual basis, but, in the absence of contrary evidence, are generally considered to be temporary.

     Base interest on the mortgage revenue bonds is recognized as revenue
as it accrues; contingent interest is recognized when received.   Although no
debt service obligations have been forgiven, delinquent mortgage revenue bonds are placed on non-accrual status for financial reporting purposes when collection of interest is in doubt. Interest payments on non-accrual mortgage revenue bonds are applied first to previously recorded accrued interest and, once previously accrued interest is satisfied, is then recognized as income when received. The accrual of interest income is reinstated once a property's ability to perform is adequately demonstrated. For tax purposes, the Partnership recognizes interest income on the mortgage revenue bonds at rates negotiated at the time such investments were made. Interest recognized on the bonds is exempt for federal income tax purposes to the partners.

Investments in Parity Working Capital Loans

     The Partnership adopted the provisions of Statement of Financial
Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114") effective January 1, 1994. The provisions of FAS 114 clarify that a creditor should evaluate the collectability of both interest and principal receivable when assessing the need for a valuation allowance. FAS
114 requires a creditor to base its measure of loan impairment on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to record the loan impairment with a corresponding charge to net income. The cumulative effect of adopting FAS
114 was  not significant.

     Base interest on the parity working capital loans is recognized as revenue as it accrues; contingent interest is recognized when received.
Although no debt service obligations have been forgiven, delinquent parity working capital loans are placed on non-accrual status for financial reporting purposes when collection of interest is in doubt. Interest payments on non-accrual parity working capital loans are applied first to previously recorded accrued interest and, once previously accrued interest is satisfied, is then recognized as income when received. The accrual of interest income is reinstated once a property's ability to perform is adequately demonstrated.
For tax purposes, the Partnership recognizes interest income on the loans at rates negotiated at the time such investments were made. For income tax purposes, interest recognized on the parity working capital loans is taxable to the partners.

Equity in Property Income (Loss)

     Prior to the adoption of FAS 115 on January 1, 1994, the Partnership reclassified investments in mortgage revenue bonds to investments in real estate partnerships whenever it became apparent that the underlying properties were unable to continue to support their entire debt service obligation, and the other sources of debt service, including property level reserves and operating deficit guarantees, were considered insufficient to
meet mortgage loan obligations.   Once reclassified to  investments in real
estate partnerships, the investments were accounted for using the equity method of accounting. The carrying value of these investments was increased or decreased, and income or loss was recognized, for the Partnership's share of the underlying property's income or loss. Interest collected from investment in real estate partnerships was recorded not as interest income, but as a distribution which decreased the investment's carrying value.

Earnings per BAC

     Earnings per BAC are calculated on a Series basis using the income or loss attributable to Series I and Series II and the average outstanding BACs in each Series. For each of the three years ended December 31, 1995, 1994 and 1993, 200,000 and 96,256 BACs were outstanding for Series I and Series II, respectively.

Income Taxes

     No recognition has been given to income taxes in the accompanying financial statements as the distributive share of the Partnership's income, deductions and credits is included in each partner's income tax returns. The Managing General Partner believes that the Partnership is not subject to income taxes. The tax basis of the Partnership's net assets exceeds the carrying value for book purposes by approximately $69 million, of which approximately $57 million and approximately $12 million is attributable to Series I and Series II, respectively.

Significant Risks and Uncertainties

     The Partnership's assets are primarily invested in tax-exempt mortgage revenue bonds, secured by non-recourse loans on real estate projects. Accordingly, the value of the Partnership's assets is subject to all of the factors affecting bond and real estate values, including interest rate changes, demographics, local real estate markets and individual property performance.

     The use of estimates is inherent in the preparation of all financial statements, but is especially important in the case of the Partnership, which is required under FAS 115 to carry a substantial portion of its assets at fair value, even though only a limited market exists for them. Because only a limited market exists for the Partnership's investment in mortgage revenue bonds, fair value is estimated by the Managing General Partner. These estimates involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.

NOTE 3 - THE FINANCING/INVESTMENT IN MLP II

     As discussed in previous reports, on February 14, 1995, the Partnership consummated a transaction which raised gross proceeds through the sale of $67,700,000 in aggregate principal amount of Multifamily
Mortgage Revenue Bond Receipts (the "Financing").  The Multifamily
Mortgage Revenue Bond Receipts (collectively, the "Receipts") are collateralized by a pool of eleven of the Partnership's 23 original mortgage revenue bonds (five in Series I and six in Series II). (The Partnership's 12 remaining mortgage revenue bonds not refunded in the Financing are discussed in Note 4.) These eleven bonds all relate to properties that defaulted on their original debt obligations. The cash stream from one additional bond, Creekside Village ("Creekside"), which also defaulted on its original debt obligation, has been pledged as further security for the Financing transaction. The operating partnerships for the underlying properties that collateralize these bonds, including Creekside, were controlled by SCA Successor, Inc., an affiliate of the Managing General Partner. On January 1, 1995, SCA Successor, Inc., the General Partner of these operating partnerships, withdrew and was replaced by SCA Successor II, Inc., an affiliate of the Managing General Partner, as sole General Partner.

     Eleven bonds, in the aggregate principal amount of $126,590,000, were refunded by the issuers of such bonds. As a result, a Series A Bond and a Series B Bond (whose aggregate principal amount equals that of the original bonds) were exchanged for each of the original bonds. The aggregate principal amount of the Series A Bonds and Series B Bonds is $67,700,000 and $58,890,000, respectively. Each Series B Bond is subordinate to the related issue of Series A Bonds. In addition, the maturity date for each bond has been extended to January 2030. The specific bonds as of December 31, 1995 are as follows:

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
MORTGAGE REVENUE REFUNDING BONDS
AS OF DECEMBER 31, 1995

                    A Bond                                                      B Bond          B Bond          B Bond
                   Interest     Total           A Bond          B Bond        Amortized       Unrealized         Fair
                     Rate     Face Amount     Face Amount    Face Amount         Cost         Gain (Loss)        Value
                                (000's)         (000's)         (000's)         (000's)         (000's)         (000's)
                  -------- --------------- --------------- --------------- --------------- --------------- ---------------
Montclair             7.10%        $15,340          $8,500          $6,840          $1,691              $0          $1,691

Newport Village       7.10%         10,425           6,250           4,175           2,973             287           3,260

Nicollet Ridge        7.10%         20,340           7,925          12,415           6,075             475           6,550

Steeplechase Falls   7.125%         17,950          12,650           5,300           5,851             267           6,118

Barkley Place         7.05%          8,830           5,350           3,480           2,445              -            2,445
                            --------------- --------------- --------------- --------------- --------------- ---------------
Total Series I                      72,885          40,675          32,210          19,035           1,029          20,064
                            --------------- --------------- --------------- --------------- --------------- ---------------

Mallard Cove I        7.40%          2,470             800           1,670             942              80           1,022

Mallard Cove II       7.40%          6,450           2,700           3,750           2,590             284           2,874

Whispering Lake       7.10%         17,400           8,900           8,500           4,779              -            4,779

Gilman Meadows        7.40%          6,875           4,000           2,875           2,530             176           2,706

Hamilton Chase        7.35%         13,875           7,625           6,250           4,140              -            4,140

Meadows               7.35%          6,635           3,000           3,635           3,716             103           3,819
                            --------------- --------------- --------------- --------------- --------------- ---------------
Total Series II                     53,705          27,025          26,680          18,697             643          19,340
                            --------------- --------------- --------------- --------------- --------------- ---------------
TOTAL                             $126,590         $67,700         $58,890         $37,732          $1,672         $39,404
                            =============== =============== =============== =============== =============== ===============



     The Series A Bonds bear interest at various fixed rates per annum, as detailed on the schedule above, and are due and payable monthly. The Series A Bonds are subject to mandatory sinking fund redemptions commencing
January 1, 2001 and continuing through maturity.

     The Series B Bonds, except for the Series B Bonds relating to
Steeplechase Falls, Barkley Place and The Meadows, bear interest equal to the greater of (a) three percent (3%) per annum ("base interest") or (b) the amount of available cash flow not exceeding 16% per annum. To the extent annual interest paid on these Series B Bonds for the period is less than 16%, the difference between 16% and the greater of: a) actual interest collected, and b) base interest shall be payable on the earlier of the maturity date or the redemption date for the Series B Bonds. The Series B Bonds relating to Steeplechase Falls, Barkley Place and The Meadows bear interest equal to
16%. Principal amortization on the Series B Bonds is permitted but not required. However, in any event, Series B Bond principal will be required to be repaid or refinanced in a lump sum payment at maturity, January 2030.
To the extent the operating partnerships have available cash flow, as defined, interest on the principal amount shall be due and payable monthly. For the year ended December 31, 1995 approximately $3.4 million of interest was received on the Series B Bonds.

     The Partnership deposited each of the Series A Bonds and Series B
Bonds with the Trust which was created to hold these assets. A Certificate of Participation in the corpus and the income of the Trust was issued representing interests in the two series of bonds. The Partnership is the sole holder of the Certificate of Participation.

     The Series A Bonds were then deposited by the Trust with a custodian and the additional proceeds were raised through the sale of Receipts in the Series A Bonds to Receipt holders. As a result of the sale of Receipts in the Series A Bonds, the Partnership recognized a gain of approximately $623,000. Included in this amount is a portion of the net unrealized gain associated with the refunded bonds of approximately $2.3 million, net of selling expenses of approximately $1.7 million. The portion of the unrealized gain (loss) recognized for each bond was determined by allocating the net carrying amount at the time of sale to the Series A Bond and the Series B Bond based upon their relative fair values, using the concepts outlined in the Financial Accounting Standard Board's Emerging
Issues Task Force Issue No. 88-11. The Receipts are credit enhanced by Financial Security Assurance Inc. ("FSA") and are rated AAA and Aaa by Standard and Poors and Moody's, respectively.

     Through the Series A Bonds, held by the custodian, the Receipt holders have a fixed interest rate and preferred return position so that a guaranteed, preferred, fixed-rate tax-exempt return will be paid by the operating partnerships. The operating partnerships entered into an interest rate swap agreement whereby a portion of the fixed interest rate under the Series A Bonds was swapped for a floating tax-exempt interest rate through 2004. This mechanism is intended to allow the Partnership to realize the potential benefit of traditionally lower floating tax-exempt interest rates by lowering the effective cost of the Series A Bonds to the operating partnerships which, for 1995, enabled the operating partnerships to pay an additional $1.3 million in Series B Bond interest payments to the Partnership. Under this interest rate swap, the operating partnerships are obligated to pay a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. Also, an interest rate cap was purchased for approximately $4.2 million by the operating partnerships to limit their exposure (and ultimately the Partnership's) resulting from the floating tax-exempt interest rate obligation.

     In order to obtain credit enhancement and an investment grade rating of the Receipts, the cash stream from the eleven properties collateralizing the bonds was pledged to FSA. In addition, the Creekside bond has been pledged to FSA as further security. Any cash in excess of the amount needed to pay interest on the Receipts is then paid for the benefit of BAC Holders through the Notes, as defined below, and the Series B Bonds. The cash flow generated on assets acquired with the new proceeds, as discussed below, and any net proceeds received under the swap agreement also will be for the benefit of BAC Holders. These cash streams are not pledged to the Receipt holders.

     In return for the sale of Receipts in the Series A Bonds, the Trust, for
the benefit of the Partnership, received $67.7 million.   The proceeds from the
sale of the Receipts have been invested in MLP III. MLP III invested the net proceeds from the sale of the Receipts, approximately $61 million (net of $6.7 million in proceeds used to finance transaction costs and Partnership reserves) in MLP II. MLP II, in turn, loaned the operating partnerships approximately $4.2 million (the "Load Loan Notes") to purchase an interest rate cap, as discussed above.

     It is currently intended that MLP II will be the vehicle for investment should the Partnership permanently invest the net proceeds of approximately $56.8 million primarily in additional mortgage revenue bonds that finance multi-family properties. The purpose of the MLP structure is to enable the BAC Holders, through the Partnership, to participate from substantially all of the investment income generated from the net proceeds on a primarily tax-exempt basis. On January 19, 1996, the Partnership, through MLP II, made its first acquisition of an additional mortgage revenue bond when $7,238,000 of the net Financing proceeds was invested in a bond collateralized by Riverset II, a multi-family property located in Memphis, Tennessee. The remaining net proceeds held by MLP II are currently invested in various short-term investments.

     The operating partnerships included in the Financing have entered into a cross-collateralization agreement among themselves. This cross-collateralization agreement may result in the operating partnerships being obligated under the Series A Bond obligations of the other operating partnerships included in the Financing due to shortfalls in their cash flows or required debt service coverage ratios. Based upon information currently available, the Managing General Partner does not anticipate that any payments will be required under the cross-collateralization agreement.

     Unpaid and unaccrued base interest receivable of approximately $15.5 million on the eleven original bonds, and the related parity working capital loans (see Notes 1 and 5) and unpaid and unaccrued interest thereon, aggregating approximately $4.8 million, were converted to Accrued Interest Notes and Working Capital Notes, respectively, in equivalent principal amounts. The Partnership contributed the Accrued Interest Notes and
Working Capital Notes to MLP III, which recorded them at the Partnership's carrying values of $-0- and approximately $3.8 million, respectively, and contributed them, in turn, to MLP II, which recorded them at the same carrying values because all of these entities are under common control of the Managing General Partner. As discussed above, MLP II loaned the operating partnerships approximately $4.2 million (the Load Loan Notes). In addition, MLP II paid approximately $755,000 in various financing costs on behalf of
the operating partnerships included in the Financing.   The Accrued Interest
Notes, Working Capital Notes and Load Loan Notes, (collectively the
"Notes") in the aggregate principal face amount of approximately $24.5 million, are due on demand, but in any case not later than January 2030. The Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. To the extent the operating partnerships have available cash flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly. For financial reporting purposes, income is recognized for the portion of principal payments received on the Notes by MLP II in excess of the carrying value recorded by MLP II. For the period ended December 31, 1995, approximately $2.2 million was received by MLP
II for principal payments on the Notes, of which approximately $1.4 was recorded as income. Principal payments recognized as income by MLP II are allocated to the partners of MLP II based on their pro rata unreturned capital contributions as discussed in Note 1.

     The Notes and the Series B Bonds are subordinate in priority and right of payment to the Series A Bonds and payable only to the extent of cash flow. Payments of principal and interest on the Notes and the Series B
Bonds are prioritized as follows: (i) interest payments due to MLP II on the Notes, pro rata between the Notes; (ii) scheduled principal payments due to MLP II on the Notes, pro rata between the Notes; (iii) interest payments due to the Trust on the Series B Bonds; and (iv) the principal payment of the
Series B Bonds due January 2030.    For the year ended December 31, 1995,
approximately $3.4 million was received for Series B Bond interest. As of December 31, 1995, all of the Series B Bonds were on non-accrual status. Additional interest income that would have been recognized by the Partnership had these bonds not been placed on non-accrual status was approximately $802,000 for the year ended December 31, 1995.

     In accordance with the Partnership Agreement, the Managing General Partner continues to maintain records for each pool of investments originally acquired for Series I and Series II and to report the results of such investments to the Series I and Series II BAC Holders. Income generated from the net Financing proceeds is allocated approximately 60.1% to Series
I and approximately 39.9% to Series II. Such percentages are based on the face amount of the Series A Bonds of each respective Series which generated the Financing proceeds.

     The Trust and MLP III are included in the consolidated financial statements of the Partnership. Financial information for MLP II, which is accounted for under the equity method, is set forth below. MLP II follows the same accounting policies followed by the Partnership, and has incurred organizational costs of approximately $93,000, which have been deferred and are being amortized over five years.

MLP II ACQUISITION LIMITED PARTNERSHIP
BALANCE SHEET
IN THOUSANDS


                                                                  December 31,
                                                                      1995
                                                                -----------------
ASSETS

Cash and cash equivalents                                                   $348
Short-term investments                                                    56,893
Interest receivable from short-term investments                              343
Notes receivable from operating partnerships                               7,250
Due from operating partnerships                                              755
Other assets                                                                 216
                                                                -----------------
     TOTAL ASSETS                                                        $65,805
                                                                =================
LIABILITIES AND PARTNERS' CAPITAL

Due to affiliates                                                           $120
Distributions payable                                                         20
                                                                -----------------
     TOTAL LIABILITIES                                                       140
                                                                -----------------
Partners' Capital
   General partner - MLP I                                                   366
   Limited partners - MLP III and SCALPC                                  65,299
                                                                -----------------
     TOTAL PARTNERS' CAPITAL                                              65,665
                                                                -----------------
     COMMITMENTS AND CONTINGENCIES

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                             $65,805
                                                                =================

MLP II ACQUISITION LIMITED PARTNERSHIP
STATEMENT OF INCOME
IN THOUSANDS

                                                                For the year ended
                                                                  December 31,
                                                                      1995
                                                                -----------------
INTEREST INCOME                                                           $5,850

OPERATING EXPENSES                                                            18
                                                                -----------------
NET INCOME                                                                $5,832
                                                                =================
NET INCOME ALLOCATED TO GENERAL PARTNER (MLP I)                           $2,681
                                                                =================
NET INCOME ALLOCATED TO LIMITED PARTNERS (MLP III and SCALPC)             $3,151
                                                                =================

MLP II ACQUISITION LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
IN THOUSANDS

                                                                For the year ended
                                                                  December 31,
                                                                      1995
                                                                -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $5,832
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Amortization                                                              17
    (Increase) in interest receivable on short-term investments             (343)
    (Increase) in other assets                                              (140)
    Increase in due to affiliates                                            120
                                                                -----------------
Net cash provided by operating activities                                  5,486
                                                                -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                      (56,893)
Issuance of load loans to operating partnerships                          (4,233)
Principal payments on notes receivable from
 operating partnerships                                                      782
                                                                -----------------
Net cash used in investing activities                                    (60,344)
                                                                -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from partners                                        61,001
Distribution to partners                                                  (5,795)
                                                                -----------------
Net cash provided by financing activities                                 55,206
                                                                -----------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                348

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                   -                  -
                                                                -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $348
                                                                =================
DISCLOSURE OF NON-CASH ACTIVITIES:
    Contribution of working capital loans and other
      assets from MLP III Investment Limited
      Partnership                                                         $4,647
                                                                =================
    Transfer of other assets to
      operating partnerships                                                $755
                                                                =================

MLP II ACQUISITION LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE PERIOD JANUARY 1, 1995 THROUGH DECEMBER 31, 1995
IN THOUSANDS


                                           LIMITED PARTNERS      GENERAL PARTNER
                                          (MLP III and SCALPC)       (MLP I)              TOTAL
                                          ------------------    -----------------   -----------------
Balance, January 1, 1995                                 $0                   $0                  $0

Net contributions                                    65,647                    1              65,648

Net income                                            3,151                2,681               5,832
Distribution to partners                             (3,499)              (2,316)             (5,815)
                                          ------------------    -----------------   -----------------
Balance, December 31, 1995                          $65,299                 $366             $65,665
                                          ==================    =================   =================


NOTE 4 -  INVESTMENT IN MORTGAGE REVENUE BONDS

     As of December 31, 1995, the Partnership continued to hold 23 mortgage revenue bonds, 14 for Series I and nine for Series II. Of the 14 bonds for Series I and nine bonds for Series II, ten and six, respectively, were unable to support their entire debt service obligation, after other sources of debt service other than property operations. As a result, the deeds to the properties collateralizing the mortgage revenue bonds were transferred by deed in lieu of foreclosure to "New Borrowers." These New Borrowers are partnerships whose general partner is SCA Successor, Inc., a corporation which is an affiliate of the Managing General Partner. In certain instances, instead of the formal transfer of the property to a New Borrower, SCA Successor, Inc. has been designated as the general partner of the original borrowing entity. On January 1, 1995, SCA Successor, Inc. withdrew as general partner of the operating partnerships included in the Financing and was replaced by SCA Successor II, Inc., an affiliate of the Managing General Partner, as sole general partner. For those properties owned by partnerships controlled by SCA Successor, Inc. and SCA Successor II, Inc., although the Partnership has not waived default, the Managing General Partner has no plans or intentions to accelerate the maturity of the mortgage loans. In addition, the Partnership is responsible for the post-transfer operating deficits of New Borrowers. No operating deficits were funded for the three years ended December 31, 1995, 1994 and 1993.

General Mortgage Loan Terms

     The proceeds from the issuance of the bonds were used to make nonrecourse participating first mortgage loans on multi-family housing developments. The Partnership's rights under the mortgage revenue bonds are defined by and dependent on the terms and conditions of the mortgage loans. The mortgage loans are assigned to the Partnership to secure the payment of principal and interest on the mortgage revenue bonds. This assignment includes an assignment of a first mortgage on the property and an assignment of rents. Additional collateral was provided in the form of property level operating reserves funded from construction period cash flow and by operating deficit guarantees. Of the additional collateral originally provided, the property level operating reserves have been exhausted on all but three of the loans, and all but one of the operating deficit guarantees have expired.

     Of the 23 mortgage revenue bonds, the 12 bonds not refunded in the Financing transaction (and the 11 bonds discussed in Note 3 for the period prior to the Financing) provide for the payment of base interest and additional contingent interest. In addition, the bonds provide for the Partnership to hold the mortgage revenue bonds and the related mortgage loans for 14 years or more. Principal on the mortgage loans will not be amortized while held by the Partnership, but will be required to be repaid or refinanced in a lump sum payment at the end of the holding period or at such earlier time as the Partnership may require. The mortgage loans are non-assumable except with the consent of the Partnership. Prepayment is prohibited during the first seven years of the mortgage loan. Between years eight and eleven, the mortgage loan may be prepaid at the option of the borrower subject to a declining penalty. Prepayments after the twelfth year, subject to par value, are allowed without regard to whether or not the mortgaged property is sold or refinanced. The Partnership may also require prepayment of the mortgage loan upon the occurrence of an event which would cause significant risk that the interest on the mortgage revenue bonds would be subject to federal income taxation. The remaining 11 Series B Bonds are discussed in Note 3.


     The mortgage loans bear interest at base rates determined by arms length negotiations that reflect market conditions at the time the mortgage revenue bonds were purchased by the Partnership. Each loan provides for contingent interest in an amount equal to the difference between the stated base interest rate and 16%. During the construction period, each bond bore interest at base rates that were separately negotiated, and payment of any construction period contingent interest was deferred until the project was sold or refinanced. Contingent interest (other than contingent interest during the construction period) is payable during the year from 100% of the project cash flow until the Partnership's aggregate non-compounded interest rate equals the base interest rate plus 1.5% to 2.5%(first tier contingent interest), as the case may be, on each mortgage loan. Any remaining cash flow is split equally with the owner until the Partnership reaches its 16% per annum limit.
To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16% per annum, the difference is deferred until the mortgaged property is sold or the mortgage loan is repaid. Sale or repayment proceeds remaining after the repayment of principal and other specified payments are paid 100% to the Partnership to the extent necessary for the Partnership to recover the base rate plus first tier contingent interest previously deferred; thereafter, 50% of any excess sale or repayment proceeds is paid to the Partnership until it reaches its 16% per annum limit. Accordingly, the ability of the Partnership to collect contingent interest on the mortgage revenue bonds is dependent upon the level of project cash flow and sale or repayment proceeds. Pursuant to the refundings, the mortgage loan terms outlined above have been modified with respect to the Series B Bonds, as discussed in Note 3.

     With respect to the 23 original mortgage revenue bonds held by the Partnership prior to the refundings, at December 31, 1994, there were eight bonds for Series I and six bonds for Series II placed on non-accrual status. Additional interest income that would have been recognized had these bonds not been placed on non-accrual status was approximately $3,241,000 for the year ended December 31, 1994 (approximately $2,150,000 and $1,091,000 for Series I and Series II, respectively). For 1993, there were no bonds on non-accrual status. On February 14, 1995, five of the Series I bonds and all of the Series II bonds placed on non-accrual status were refunded in connection with the Financing, as discussed in Note 3. During 1995, two additional bonds for Series I were place on non-accrual status. Thus as of December 31, 1995, of the 12 remaining original mortgage revenue bonds, there were five bonds for Series I on non-accrual status and no bonds for Series II on non-accrual status. Additional interest income that would have been recognized had these bonds not been placed on non-accrual status was approximately $2.2 million for the year ended December 31, 1995, all related to Series I.

     Descriptions of the 12 mortgage revenue bonds not refunded in the Financing at December 31, 1995 are provided in the following table. Refer to Note 3 for description of the 11 Series B Bonds and discussion of general mortgage loan terms amended by the Financing for the Series B Bonds.

Series I
                                        Base       First Tier                  Face     Amortized     Unrealized      Fair
Investment in Mortgage                Interest     Contingent     Maturity    Amount       Cost      Gain (Loss)      Value
Revenue Bonds (Note 4)                  Rate          Rate          Date     (000's)     (000's)       (000's)       (000's)
----------------------------------- ------------ --------------- ---------- ---------- ------------  ------------  ------------
Alban Place Apartments                    7.875           2.375  Oct. 2008    $10,065      $10,065         ($336)       $9,729
Frederick, MD
Alban Place Limited Partnership

Northridge Park Apartments                7.500           2.000  June 2012      8,815        8,815        (1,625)        7,190
Salinas, CA
Northridge Park Phase II

Lakeview Garden Apartments                7.750           2.500  Aug. 2007      9,003        6,988            -          6,988
Dade Co., FL
SCA Lakeview Apartments
Limited Partnership

Riverset Apartments                       7.875           2.100  Nov. 1999      6,475        6,475          (778)        5,697
Memphis, TN
Auction Street Associates
Limited Partnership

Villa Hialeah                             7.875           2.375  Oct. 2009     10,250       10,250          (725)        9,525
Hialeah, FL
Shelter Group South East -
Hialeah, A Limited Partnership

Newport-on-Seven                          8.125           2.375  Aug. 2008     10,125        7,898            -          7,898
St. Louis Park, MN
St. Louis Park Housing Partners,
A Limited Partnership

North Pointe Apartments                   7.875           2.375  Aug. 2006     25,185       12,739         1,170        13,909
San Bernardino, CA
Cal-Shel Limited Partnership

Creekside Village Apartments              7.500           2.250  Nov. 2009     11,760        8,635            -          8,635
Sacramento, CA
Creekside Village Limited
Partnership

Willowgreen Apartments                    8.000           2.250  Dec. 2010      9,275        7,901            -          7,901
Tacoma, WA
Willowgreen I & II
Limited Partnership

Series B Mortgage Revenue Bonds (Note 3)                                       32,210       19,035         1,029        20,064
                                                                            ---------- ------------  ------------  ------------
Subtotal Series I Investment in
  Mortgage Revenue Bonds                                                     $133,163      $98,801       ($1,265)      $97,536
                                                                            ---------- ------------  ------------  ------------

Series II
                                        Base       First Tier                  Face    Amortized Cost Unrealized      Fair
Investment in Mortgage                Interest     Contingent     Maturity    Amount       Cost      Gain (Loss)      Value
Revenue Bonds (Note 4)                  Rate          Rate          Date     (000's)     (000's)       (000's)       (000's)
----------------------------------- ------------ --------------- ---------- ---------- ------------  ------------  ------------
Riverset Apartments                       7.875           2.100  Nov. 1999    $12,525      $12,525        (1,477)      $11,048
Memphis, TN
Auction Street Associates
Limited Partnership

Southfork Village Apartments              7.875           2.375  Jan. 2009     10,375       10,375           492        10,867
Lakeville, MN
Southfork Apartments
Limited Partnership

Emerald Hills Apartments                  7.750           2.500  Apr. 2008      6,725        6,725           626         7,351
Issaquah, WA
Axelrod Emerald Hills Association
Limited Partnership

Series B Mortgage Revenue Bonds (Note 3)                                       26,680       18,697           643        19,340
                                                                            ---------- ------------  ------------  ------------
Subtotal Series II Investment in
  Mortgage Revenue Bonds                                                      $56,305      $48,322          $284       $48,606
                                                                            ---------- ------------  ------------  ------------
Total Investment in Mortgage
  Revenue Bonds                                                              $189,468     $147,123         ($981)     $146,142
                                                                            ========== ============  ============  ============

 NOTE 5 - INVESTMENT IN PARITY WORKING CAPITAL LOANS

     As of December 31, 1995, the Partnership held 11 parity working capital loans, eight for Series I and three for Series II. The remaining loans (four for Series I and six for Series II) were contributed to MLP II as discussed in Note 3. In general, the terms of the loans unaffected by the Financing are similar to the mortgage revenue bonds to which they relate.
The carrying value of the Partnership's investment in parity working capital loans reflects valuation allowances of $600,000 and $1,196,000 at December
31, 1995 and 1994, respectively.

      Of the 21 parity working capital loans, at December 31, 1994, there were seven parity working capital loans for Series I and six for Series II placed on non-accrual status. Additional interest income that would have been recognized had these parity working capital loans not been placed on non-accrual status was approximately $71,000 for the year ended December
31, 1994 (approximately $44,000 and $27,000 for Series I and Series II, respectively). For 1993, there were no parity working capital loans on non-accrual status. On February 14, 1995, four of the Series I loans and all of the Series II loans placed on non-accrual status were contributed to MLP II in connection with the Financing discussed in Note 3. During 1995, two additional loans for Series I were place on non-accrual status. Thus as of December 31, 1995, there were five loans for Series I on non-accrual status and none for Series II on non-accrual status. Additional interest income that would have been recognized had these loans not been placed on non-accrual status was approximately $68,000 for the year ended December 31, 1995, all related to Series I.

NOTE 6 -  EQUITY IN PROPERTY INCOME (LOSS)

     As more fully described in Note 2, prior to the adoption of FAS 115 effective January 1, 1994, the Partnership accounted for certain investments in mortgage revenue bonds as investments in real estate partnerships under the equity method of accounting. This accounting treatment was for financial reporting purposes only and did not affect the income reported for federal income tax purposes, the amount of distributions to investors or the Managing General Partner's intentions related to other matters including ongoing legal actions, if any.

     Properties classified as investments in real estate partnerships typically had been transferred by deed in lieu of foreclosure to New Borrowers. In certain instances, instead of the formal transfer of the property to a New Borrower, SCA Successor, Inc. has been designated as the general partner of the original borrowing entity. The Managing General Partner has taken the position that these transactions do not affect the tax-exempt nature of the income received by the Partnership on any of the loans, nor does it change the character of the Partnership's income for tax purposes. This position was consistent with industry practice, and the Managing General Partner was not aware of any contrary rulings. As with all federal income tax matters, the Internal Revenue Service may choose to review and rule on the subject at a later date.

Summarized Financial Information

     Combined unaudited results of operations for the year ended
December 31, 1993 are presented. The combined results of operations for 1993 includes nine properties for Series I and six properties for Series II.

Combined Results of Operations
For the year ended December 31, 1993
(in 000's)
(unaudited)

                              Series I      Series II         Total
                            ------------   ------------   --------------
Revenues                        $17,314         $5,153          $22,467
Operating expenses               13,197          4,085           17,282
                            ------------   ------------   --------------
Net Income                       $4,117         $1,068           $5,185
                            ============   ============   ==============

NOTE 7 - RELATED PARTY TRANSACTIONS

  The Managing General Partner and its affiliates are entitled to reimbursement for all costs and expenses paid by them on behalf of the Partnership for administrative services necessary for the prudent operation of the Partnership. The Partnership does not employ any personnel. All staff required by the Partnership are employees of the Managing General Partner or its affiliates which receive direct reimbursement from the Partnership for all costs related to such personnel, including payroll taxes, workers' compensation and health insurance and other fringe benefits, as summarized in the table below. Amounts so charged to the Partnership attributed to Series I and Series II represent actual amounts expended or allocations based on time spent, usage, original net offering proceeds or other reasonable measures.


                                          For the year      For the year      For the year
                                              ended             ended             ended
                                          December 31,      December 31,      December 31,
                                              1995              1994              1993
                                             (000's)           (000's)           (000's)
                                         ---------------   ---------------   ---------------
Charged to Series I:
  Salaries of noncontrolling persons &
     related expenses                              $458              $439              $327
  Other administrative expenses                      95               109                92
                                         ---------------   ---------------   ---------------
         Expenses reimbursed                       $553              $548              $419
                                         ===============   ===============   ===============
Charged to Series II:
  Salaries of noncontrolling persons &
     related expenses                              $220              $212              $157
  Other administrative expenses                      46                52                44
                                         ---------------   ---------------   ---------------
         Expenses reimbursed                       $266              $264              $201
                                         ===============   ===============   ===============

Total:
  Salaries of noncontrolling persons &
     related expenses                              $678              $651              $484
  Other administrative expenses                     141               161               136
                                         ---------------   ---------------   ---------------
         Expenses reimbursed                       $819              $812              $620
                                         ===============   ===============   ===============

  Included in Due to Affiliates in the accompanying balance sheets are amounts payable to the Managing General Partner and its affiliates related to such costs. At December 31, 1995, the amounts due approximated $7,000 while at December 31, 1994, they were approximately $95,000.

  Affiliates of the Managing General Partner receive fees for mortgage servicing from the limited partnerships owning the mortgaged properties.
The fees attributable to affiliates paid by all borrowing partnerships approximated $1,479,000 for the years ended December 31, 1995, 1994 and 1993 irrespective of any ownership changes in the underlying partnership. Also, an affiliate of the Managing General Partner has been engaged as MLP II's exclusive project acquisition and servicing agent. The affiliate will receive as compensation project selection and acquisition fees (one percent of the gross acquisition proceeds) and annual mortgage servicing fees to the extent the net proceeds raised by the Financing, as discussed in Note 3, are permanently invested. As of December 31, 1995, there were no fees paid by MLP II to the affiliate for acquisitions or mortgage servicing.

  As a result of their general partnership interests, the General Partners are entitled to an allocation of the Fund's profits, losses and cash distributions as specified in the Partnership Agreement. As of December 31, 1995, the Partnership declared its cash distributions for the six months then ended to the General Partners of $72,891. These amounts represent the General Partners' portion of the $7,969,931 ($5,296,587 for Series I and $2,673,344 for Series II) semi-annual distributions declared at December 31, 1995.

  The operating expenses for various properties accounted for as investments in mortgage revenue bonds include property management fees paid to affiliates of the Managing General Partner. During the years ended December 31, 1995, 1994 and 1993, these fees approximated $950,000 for
11 properties, $707,000 for 10 properties and $539,000 for 8 properties, respectively.

  In addition, 177061 Canada Ltd. (formerly Shelter Corporation of
Canada Limited Partnership), a general partner of the Associate General Partner, is contractually obligated to the nonaffiliated borrowers of North Pointe and Whispering Lake to fund operating deficits under guarantees to the Partnership. The unaccrued and unpaid balances due under the limited operating deficit guarantees, including interest as of December 31, 1995, totaled $176,000 and $245,000 for North Pointe and Whispering Lake, respectively. Scheduled payments totaling $116,000 and $119,000 were received on the North Pointe obligation and recorded as income during 1995 and 1994, respectively. Under the Whispering Lake obligation, $165,000 and $168,000 were received and recorded as income during 1995 and 1994, respectively.

NOTE 8 - LITIGATION

  In response to the Refunding and Financing, a class action complaint entitled Gerald J. Osher, et al. v. SCA Realty, Inc., et al. was filed on May 18, 1995 in the Superior Court for the State of California, for the County of Los Angeles. The action alleged, inter alia, that by consummating the Financing, the Defendants - the Managing General Partner, the Associate
General Partner and Shelter Corporation of Canada Limited, (the
"Defendants") - breached the Partnership Agreement and their fiduciary duties. On July 21, 1995, the parties to the action stipulated to its dismissal without prejudice. The parties also stipulated that plaintiff could refile the action in the Superior Court for the District of Columbia.

  On July 24,1995, the action was refiled in the District of Columbia
Superior Court, Civil Division, Washington, D.C. The complaint is entitled "Class Action Complaint for Breach of Partnership Agreement and Breach of Fiduciary Duties and Alternatively, Derivative Action for Breach of
Fiduciary Duties" (the "Complaint"). It is brought by plaintiff Dr. Gerald J. Osher, individually and on behalf of all others similarly situated, and by the Partnership, derivatively through the plaintiff (jointly, the "Plaintiffs"), and names as defendants each of the Defendants.

  In the Complaint, Plaintiffs allege that the Financing was entered into without proper authority under the Partnership Agreement and without obtaining the consent of the BAC Holders by a majority vote, allegedly in violation of various provisions of the Partnership Agreement. In addition, Plaintiffs allege that Defendants failed to distribute to the BAC Holders the proceeds of the Financing, as allegedly required by the Partnership
Agreement, and also failed to inform the BAC Holders of their purported right to the proceeds of the Financing in recent public filings and in correspondence with the BAC Holders. Based on these allegations, Plaintiffs assert purported claims for breach of the Partnership Agreement and of the Defendants' purported fiduciary duties and seeks, inter alia, an accounting of the Financing, the immediate distribution of the Financing proceeds, compensatory and punitive damages, attorneys' fees, and pre- and post-judgement interest. In addition, based on the allegations regarding the Defendants' purported breach of their fiduciary duties by entering into the Financing, the Complaint asserts a derivative claim seeking inter alia, an accounting of the Financing, compensatory and punitive damages, attorneys' fees, and pre- and post-judgement interest. The General Partners believe that the allegations are without merit.

  On September 22, 1995, Defendants removed the action to the United
States District Court for the District of Columbia (the "Court"). In November, 1995, the parties agreed to a settlement of the action in consideration of certain modifications to the terms of and disclosure with respect to the Transaction (disclosed in the Prospectus/Consent Solicitation filed with the SEC on March 28, 1996), as set forth in a stipulation of settlement filed with the Court. The settlement is conditioned on, among other things, the consummation of the Transaction. On March 13, 1996, the Court held a status conference in the action. At that time, all conditions necessary for the settlement to proceed have not yet occurred and, for reasons of case administration, the Court dismissed the action without prejudice and with leave to the parties to reinstate the action on or before May 1, 1996 in order to proceed with the settlement or the litigation.

NOTE 9- SUPPLEMENTAL INFORMATION FOR SERIES I AND
SERIES II

  As discussed in Note 1, the Series I and Series II BAC Holders are effectively limited partners in the Partnership, even though they have invested in two separate pools of investments. The Managing General Partner maintains records for each such pool of investments for each Series of BAC Holders. Information for each of Series I and Series II for each of the two years in the period ended December 31, 1995 is set forth below. Information for 1993 has not been presented because it is not comparable following the accounting change for investments in mortgage revenue bonds discussed in
Note 2.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
IN THOUSANDS, EXCEPT BAC DATA

                                                        Series I       Series I      Series II      Series II
                                                      December 31,   December 31,   December 31,   December 31,
                                                          1995           1994           1995           1994
                                                      ------------   ------------   ------------   ------------
ASSETS

Cash and cash equivalents                                  $6,169         $5,240         $3,641         $2,615
Interest receivable                                           235            571            199            199
Investment in mortgage revenue bonds                       97,536        138,211         48,606         75,631
Investment in parity working capital loans, net
  of valuation allowances                                   2,075          4,029            815          2,660
Investment in MLP II                                       38,966           -            26,333           -
Other assets                                                  160            622             80            504
                                                      ------------   ------------   ------------   ------------
     TOTAL ASSETS                                        $145,141       $148,673        $79,674        $81,609
                                                      ============   ============   ============   ============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                        $365           $663           $179           $447
Distributions payable                                       5,301          5,044          2,676          2,669
Due to affiliates                                               5             64              4             31
                                                      ------------   ------------   ------------   ------------
     TOTAL LIABILITIES                                      5,671          5,771          2,859          3,147
                                                      ------------   ------------   ------------   ------------

Minority Interest                                               2           -                  1           -
                                                      ------------   ------------   ------------   ------------
Partners' Capital
   Unrealized gain (loss) on mortgage revenue bonds
      available for sale                                   (1,265)           412            284            954
   General Partners                                          (378)          (372)           (99)           (92)
   Limited Partners (beneficial assignee certificates-
     issued and outstanding 200,000 certificates for
     Series I and 96,256 certificates for Series II)      141,111        142,862         76,629         77,600
                                                      ------------   ------------   ------------   ------------
     TOTAL PARTNERS' CAPITAL                              139,468        142,902         76,814         78,462
                                                      ------------   ------------   ------------   ------------
     COMMITMENTS AND CONTINGENCIES

     TOTAL LIABILITIES AND PARTNERS' CAPITAL             $145,141       $148,673        $79,674        $81,609
                                                      ============   ============   ============   ============

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME
IN THOUSANDS, EXCEPT PER BAC DATA

                                                        Series I       Series I      Series II      Series II
                                                      For the year   For the year   For the year   For the year
                                                         ended          ended          ended          ended
                                                      December 31,   December 31,   December 31,   December 31,
                                                          1995           1994           1995           1994
                                                      ------------   ------------   ------------   ------------
INCOME

Interest on mortgage revenue bonds and
  parity working capital loans                             $8,992        $11,812         $4,582         $5,568
Net gain (loss) on sale of A bond receipts                    641           -               (18)          -
Interest on short-term investments                            227            134            139             76
Equity in MLP II                                            1,842           -             1,308           -
                                                      ------------   ------------   ------------   ------------
     TOTAL INCOME                                          11,702         11,946          6,011          5,644
                                                      ------------   ------------   ------------   ------------
EXPENSES

Operating expenses                                          2,854          1,489          1,637            876
Other-than-temporary impairments related to
   investment in mortgage revenue bonds                      -             2,014           -              -
Minority interest                                              11           -                 7           -
                                                      ------------   ------------   ------------   ------------
     TOTAL EXPENSES                                         2,865          3,503          1,644            876
                                                      ------------   ------------   ------------   ------------
INCOME BEFORE CUMULATIVE EFFECT  OF
  ACCOUNTING CHANGE                                         8,837          8,443          4,367          4,768

CUMULATIVE EFFECT ON PRIOR YEARS (to January 1, 1994)
  OF CHANGE IN ACCOUNTING FOR MORTGAGE REVENUE BONDS         -            (9,576)          -            (2,305)
                                                      ------------   ------------   ------------   ------------
NET INCOME (LOSS)                                          $8,837        ($1,133)        $4,367         $2,463
                                                      ============   ============   ============   ============
NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS               $88           ($11)           $44            $25
                                                      ============   ============   ============   ============
NET INCOME(LOSS) ALLOCATED TO LIMITED PARTNERS             $8,749        ($1,122)        $4,323         $2,438
                                                      ============   ============   ============   ============
EARNINGS PER BAC:
Income before cumulative effect of accounting change       $43.74         $41.79         $44.91         $49.04
Cumulative effect on prior years (to January 1, 1994)
  of change in accounting for mortgage revenue bonds         -            (47.40)          -            (23.71)
                                                      ------------   ------------   ------------   ------------
NET INCOME (LOSS) PER BAC                                  $43.74         ($5.61)        $44.91         $25.33
                                                      ============   ============   ============   ============

