Form 10-Q
period 1996-03-31
SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
filed 1996-05-15
CIK 806641

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C.  20549

                     FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
          Securities Exchange Act of 1934

For the period ended March 31, 1996 Commission file number 0-15725
                     --------------                        -------

        SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
- -------------------------------------------------------
(Exact name of registrant as specified in its charter)

      Delaware                                52-1449733
- -----------------------        ------------------------------------
(State of organization)        (I.R.S. Employer Identification No.)

218 North Charles Street, Suite 500, Baltimore, Maryland 21201
- ---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

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

2. through 5. are not applicable.

6. Exhibits and Reports on Form 8-K

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
IN THOUSANDS, EXCEPT BAC DATA

                                                                March 31,
                                                                   1996          December 31,
                                                                (Unaudited)          1995
                                                              ---------------   ---------------
ASSETS

Cash and cash equivalents                                             $5,822            $9,810
Interest receivable                                                      491               434
Investment in mortgage revenue bonds (Note 2)                        146,142           146,142
Investment in parity working capital loans, net of valuation
  allowance of $600 in 1996 and 1995 (Note 3)                          2,890             2,890
Investment in MLP II (Note 4)                                         65,110            65,299
Other assets                                                              50               240
                                                              ---------------   ---------------
     TOTAL ASSETS                                                   $220,505          $224,815
                                                              ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                   $980              $544
Distributions payable                                                     11             7,977
Due to affiliates (Note 5)                                                 7                 9
                                                              ---------------   ---------------
     TOTAL LIABILITIES                                                   998             8,530
                                                              ---------------   ---------------

Minority Interest                                                          3                 3
                                                              ---------------   ---------------
Partners' Capital
   Unrealized gain (loss) on mortgage revenue bonds
      available for sale                                                (981)             (981)
   General partners                                                     (445)             (477)
   Limited partners:
       Series I  (beneficial assignee certificates- issued
        and outstanding 200,000 certificates)                        143,181           141,111
       Series II (beneficial assignee certificates- issued
        and outstanding 96,256 certificates)                          77,749            76,629
                                                              ---------------   ---------------
     TOTAL PARTNERS' CAPITAL                                         219,504           216,282
                                                              ---------------   ---------------
     COMMITMENTS AND CONTINGENCIES (Notes 2, 4 & 5)

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $220,505          $224,815
                                                              ===============   ===============
                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME (Unaudited)
IN THOUSANDS, EXCEPT PER BAC DATA

                                                              For the three     For the three
                                                               months ended      months ended
                                                                 March 31,         March 31,
                                                                   1996              1995
                                                              ---------------   ---------------
INCOME

Interest on mortgage revenue bonds and
  parity working capital loans                                        $3,116            $4,645
Net gain on sale of A bond receipts                                     -                  623
Interest on short-term investments                                        74                82
Equity in MLP II                                                         879               360
                                                              ---------------   ---------------
     TOTAL INCOME                                                      4,069             5,710
                                                              ---------------   ---------------
EXPENSES

Operating expenses                                                       842             1,363
Minority interest                                                          5                 3
                                                              ---------------   ---------------
     TOTAL EXPENSES                                                      847             1,366
                                                              ---------------   ---------------
NET INCOME                                                            $3,222            $4,344
                                                              ===============   ===============
NET INCOME ALLOCATED TO GENERAL PARTNERS                                 $32               $43
                                                              ===============   ===============
NET INCOME ALLOCATED TO LIMITED PARTNERS:
     SERIES I                                                         $2,070            $3,293
                                                              ===============   ===============
     SERIES II                                                        $1,120            $1,008
                                                              ===============   ===============
NET INCOME PER BAC
     SERIES I                                                         $10.35            $16.46
                                                              ===============   ===============
     SERIES II                                                        $11.63            $10.47
                                                              ===============   ===============
                             The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (Unaudited)
IN THOUSANDS

                                                               For the three     For the three
                                                               months ended      months ended
                                                              March 31, 1996    March 31, 1995
                                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $3,222            $4,344
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in MLP II net income                                         (879)             (360)
    Income allocated to minority interest                                  5                 3
    Net realized gain on sale of A bond receipts                        -               (2,347)
    (Increase) in interest receivable                                    (57)             (100)
    Decrease in other assets                                             190               257
    Increase (decrease) in accounts payable
      and accrued expenses                                               436              (989)
    (Decrease) in due to affiliates                                       (2)              (30)
                                                              ---------------   ---------------
Net cash provided by operating activities                              2,915               778
                                                              ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in MLP II                                                    -              (61,000)
Distributions from MLP II                                              1,068              -                 -
Proceeds from sale of A bond receipts                                   -               67,700
                                                              ---------------   ---------------
Net cash provided by investing activities                              1,068             6,700
                                                              ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners                                             (7,971)           (7,713)
                                                              ---------------   ---------------
NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                         (3,988)             (235)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                            9,810             7,855
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $5,822            $7,620
                                                              ===============   ===============
DISCLOSURE OF NON-CASH ACTIVITIES:
    Contribution of parity working capital loans
    and other assets to MLP II                                          -               $4,647
                                                              ===============   ===============
                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE PERIOD DECEMBER 31, 1995 THROUGH MARCH 31, 1996
IN THOUSANDS

                                          SERIES I               SERIES II
                                      LIMITED PARTNERS        LIMITED PARTNERS                    UNREALIZED GAIN (LOSS)
                                        BENEFICIAL              BENEFICIAL                        ON MORTGAGE REVENUE
                                          ASSIGNEE               ASSIGNEE          GENERAL        BONDS AVAILABLE
                                        CERTIFICATES           CERTIFICATES        PARTNERS        FOR SALE, NET         TOTAL
                                      ----------------        ---------------   ---------------   ---------------   ---------------
Balance, December 31, 1995                   $141,111                $76,629             ($477)            ($981)         $216,282

Net income (Unaudited)                          2,070                  1,120                32              -                3,222
                                      ----------------        ---------------   ---------------   ---------------   ---------------
Balance, March 31, 1996 (Unaudited)           143,181                 77,749              (445)             (981)          219,504
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

      SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
         NOTES TO THE FINANCIAL STATEMENTS
             (SERIES I AND SERIES II)
                   (Unaudited)

NOTE 1 - STATEMENT OF INFORMATION FURNISHED

        The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note 1 and Note 2 to the Financial Statements appearing in the SCA Tax Exempt Fund Limited Partnership's (the "Partnership") 1995 Annual Report on Form 10-K, (the "Form 10-K").

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

NOTE 2 -  INVESTMENT IN MORTGAGE REVENUE BONDS

        The Partnership has invested in various mortgage revenue bonds, the proceeds from which were used to make nonrecourse participating first mortgage loans on multifamily housing developments. The Partnership's rights and the specific terms of the bonds are defined by the various loan documents which were negotiated at the time of settlement. The basic terms and structure of each bond which has not been refunded were described in
Note 4 to the December 31, 1995 financial statements included in the Form 10-K. On February 14, 1995, the Partnership refunded 11 of the original mortgage revenue bonds (five in Series I and six in Series II) into 11 Series A Bonds and 11 Series B Bonds. As part of the financing transaction (the "Financing") consummated on February 14, 1995, custody receipts in the Series A Bonds were sold to third party investors. A complete description of the Financing and the bond terms are described in Note 3 to the December 31, 1995 financial statements included in the Form 10-K.

        As of March 31, 1996, the Partnership held 23 mortgage revenue bonds (14 bonds for Series I and nine bonds for Series II); of these, 12 are the original mortgage revenue bonds and 11 are Series B Bonds. Five original bonds in Series I and three Series B Bonds (two in Series I and one in Series
II) are delinquent on their debt service obligations. Descriptions of the various mortgage revenue bonds owned by the Partnership at March 31, 1996 are as follows:

                                                               March 31, 1996 and December 31, 1995
Series I                                                     ----------------------------------------
                              Base                   Face     Amortized     Unrealized      Fair
Investment in Mortgage      Interest    Maturity    Amount       Cost      Gain (Loss)      Value
Revenue Bonds (Note 2)        Rate        Date     (000's)     (000's)       (000's)       (000's)
- ------------------------- ------------ ---------- ---------- ------------  ------------  ------------
Series I Original Bonds:
Alban Place                     7.875  Oct. 2008    $10,065      $10,065         ($336)       $9,729
Northridge Park                 7.500  June 2012      8,815        8,815        (1,625)        7,190
Lakeview Garden                 7.750  Aug. 2007      9,003        6,988          -            6,988
Riverset                        7.875  Nov. 1999      6,475        6,475          (778)        5,697
Villa Hialeah                   7.875  Oct. 2009     10,250       10,250          (725)        9,525
Newport-on-Seven                8.125  Aug. 2008     10,125        7,898          -            7,898
North Pointe                    7.875  Aug. 2006     25,185       12,739         1,170        13,909
Creekside Village               7.500  Nov. 2009     11,760        8,635          -            8,635
Willowgreen                     8.000  Dec. 2010      9,275        7,901          -            7,901
                                                  ---------- ------------  ------------  ------------
Subtotal Series I Original Bonds                    100,953       79,766        (2,294)       77,472
                                                  ---------- ------------  ------------  ------------
Series I B Bonds:
Barkley Place                  16.000  Jan. 2030      3,480        2,445          -            2,445
Montclair                       3.000  Jan. 2030      6,840        1,691          -            1,691
Newport Village                 3.000  Jan. 2030      4,175        2,973           287         3,260
Nicollet Ridge                  3.000  Jan. 2030     12,415        6,075           475         6,550
Steeplechase Falls             16.000  Jan. 2030      5,300        5,851           267         6,118
                                                  ---------- ------------  ------------  ------------
Subtotal Series I B Bonds                            32,210       19,035         1,029        20,064
                                                  ---------- ------------  ------------  ------------
Subtotal Series I Investment in
  Mortgage Revenue Bonds                           $133,163      $98,801       ($1,265)      $97,536
                                                  ---------- ------------  ------------  ------------

                                                               March 31, 1996 and December 31, 1995
Series II                                                    ----------------------------------------
                              Base                   Face    Amortized Cost Unrealized      Fair
Investment in Mortgage      Interest    Maturity    Amount       Cost      Gain (Loss)      Value
Revenue Bonds (Note 2)        Rate        Date     (000's)     (000's)       (000's)       (000's)
- ------------------------- ------------ ---------- ---------- ------------  ------------  ------------
Series II Original Bonds:
Riverset                        7.875  Nov. 1999    $12,525      $12,525       ($1,477)      $11,048
Southfork Village               7.875  Jan. 2009     10,375       10,375           492        10,867
Emerald Hills                   7.750  Apr. 2008      6,725        6,725           626         7,351
                                                  ---------- ------------  ------------  ------------
Subtotal Series II Original Bonds                    29,625       29,625          (359)       29,266
                                                  ---------- ------------  ------------  ------------
Series II B Bonds:
Gilman Meadows                  3.000  Jan. 2030      2,875        2,530           176         2,706
Hamilton Chase                  3.000  Jan. 2030      6,250        4,140          -            4,140
Mallard Cove I                  3.000  Jan. 2030      1,670          942            80         1,022
Mallard Cove II                 3.000  Jan. 2030      3,750        2,590           284         2,874
Meadows                        16.000  Jan. 2030      3,635        3,716           103         3,819
Whispering Lake                 3.000  Jan. 2030      8,500        4,779          -            4,779
                                                  ---------- ------------  ------------  ------------
Subtotal Series II B Bonds                           26,680       18,697           643        19,340
                                                  ---------- ------------  ------------  ------------
Subtotal Series II Investment in
  Mortgage Revenue Bonds                             56,305       48,322           284        48,606
                                                  ---------- ------------  ------------  ------------
Total Investment in Mortgage
  Revenue Bonds                                    $189,468     $147,123         ($981)     $146,142
                                                  ========== ============  ============  ============

        Under the provisions of Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"), investments in mortgage revenue bonds are recorded at fair value. In the absence of readily ascertainable market values, such fair values are estimated by the Managing General Partner. There were no changes in fair value for the three months ended March 31, 1996 and 1995 on the Partnership's investment in mortgage revenue bonds. The
Managing General Partner will continue to use its best efforts in estimating the fair value of the Partnership's mortgage revenue bonds.

        In conjunction with a review of the Partnership's financial statements by the Staff of the Securities and Exchange Commission ("SEC") in 1995, the Partnership agreed that it would account for all of its mortgage revenue bonds as debt securities under the provisions of FAS 115 effective January
1, 1994, and restated its 1994 and 1995 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds, regardless of their status, are classified and accounted for as available for sale debt securities and carried at fair value. The effect of adopting this accounting change was to increase previously reported net income by approximately $3.3 million for the quarter ended March 31, 1995.

NOTE 3 - INVESTMENT IN PARITY WORKING CAPITAL LOANS

        As of March 31, 1996, the Partnership held 11 parity working capital loans, eight for Series I and three for Series II, all relating to the 12 original mortgage revenue bonds. The terms of the loans are identical to the mortgage revenue bonds to which they relate. A complete description is included in Note 5 to the December 31, 1995 financial statements included in the Form 10-K.

NOTE 4 - INVESTMENT IN MLP II

  As previously discussed, on February 14, 1995, the Partnership consummated the Financing which raised additional proceeds through the offering of $67,700,000 in aggregate principal amount of Multifamily Mortgage Revenue Bond Receipts, (collectively, the "Receipts"). A complete description of the Financing is included in Note 3 to the December 31, 1995 financial statements included in the Form 10-K.

  The proceeds from the sale of the Receipts in Series A Bonds, which were allocated between Series I (60.1%) and Series II (39.9%) in accordance with the relative fair values of the eleven refunded bonds as reflected in proceeds of the Receipts, were invested in MLP III Investment Limited Partnership ("MLP III"). MLP III invested the net proceeds from the sale of the Receipts in Series A Bonds, approximately $61 million (net of $6.7 million in proceeds used to finance transaction costs and additional Partnership reserves), in MLP II Acquisition Limited Partnership ("MLP
II"). MLP II, in turn, loaned the operating partnerships whose properties collateralize the eleven refunded bonds included in the Financing approximately $4.2 million to purchase an interest rate cap. The balance of the net proceeds, approximately $56.8 million, is available for MLP II, on behalf of its partners, and therefore, the Partnership, to make additional mortgage revenue bond investments.

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

                                          For the three     For the three
                                          months ended      months ended
                                           March 31,         March 31,
                                              1996              1995
                                             (000's)           (000's)
                                         ---------------   ---------------
Charged to Series I:
  Salaries of noncontrolling persons &
     related expenses                              $108               $89
  Other administrative expenses                      24                17
                                         ---------------   ---------------
         Expenses reimbursed                       $132              $106
                                         ===============   ===============
Charged to Series II:
  Salaries of noncontrolling persons &
     related expenses                               $52               $43
  Other administrative expenses                      12                 8
                                         ---------------   ---------------
         Expenses reimbursed                        $64               $51
                                         ===============   ===============

Total:
  Salaries of noncontrolling persons &
     related expenses                              $160              $132
  Other administrative expenses                      36                25
                                         ---------------   ---------------
         Expenses reimbursed                       $196              $157
                                         ===============   ===============



  Included in Due to Affiliates in the accompanying balance sheets are amounts payable to the Managing General Partner and its affiliates related to such administrative and operating costs. At March 31, 1996 and 1995, the amounts due approximated $7,000 and $9,000, respectively.

  As previously detailed in the Partnership's Prospectus, affiliates of the Managing General Partner receive fees for mortgage servicing from the operating partnerships owning the mortgaged properties. The fees paid by all borrowing partnerships to affiliates of the Managing General Partner approximated $495,000 for the three months ended March 31, 1996 and 1995.

  The General Partners are entitled to an allocation of the Partnership's profits, losses and cash distributions as specified in the Partnership Agreement. During the first quarter of 1996 the Partnership paid a cash
distribution to the General Partners of $72,891.   This amount represents the
General Partners' portion of the $7,969,931 ($5,296,587 for Series I and $2,673,344 for Series II) semi-annual distributions paid on February 9, 1996.

  The operating expenses for several properties include property management fees paid to affiliates of the Managing General Partner. During the three months ended March 31, 1996 and 1995, these fees approximated $253,000 for 11 properties and $254,000 for 10 properties, respectively.

  177061 Canada Ltd. (formerly Shelter Corporation of Canada Limited), a general partner of the Associate General Partner, is contractually obligated under guarantees to the nonaffiliated borrowers of North Pointe and Whispering Lake to fund operating deficits. The unpaid balances due under the limited operating deficit guarantees, including accrued interest as of March 31, 1996, approximated $148,000 and $205,000 for North Pointe and Whispering Lake, respectively. Scheduled payments totaling $31,000 and $44,000 were received on the North Pointe obligation and the Whispering Lake obligation, respectively, during the first three months of 1996 and 1995.

NOTE 6 - LITIGATION

  As previously discussed in the Partnership's 1995 Annual Report on Form 10-K, a class action complaint was filed against the General Partners of the Partnership alleging breach of the Partnership Agreement and their fiduciary duties in connection with the Financing transaction completed in February 1995. As a result of several negotiations, in November 1995, the parties agreed to a settlement, which is conditioned on, among other things, the consummation of a transaction disclosed in the Prospectus/Consent Solicitation filed with the SEC on April 24, 1996. On March 13, 1996, the court held a status conference in the action. At that time, all conditions necessary for the settlement to proceed have not yet occurred and, for reasons of case administration, the court dismissed the action without prejudice and with leave to the parties to reinstate the action on or before May 1, 1996 in order to proceed with the settlement or the litigation.

  On May 1, 1996, counsel for the plaintiffs made application to the court to reinstate the action. The parties intend to proceed with the settlement. Once the Prospectus/Consent Solicitation is declared effective by the SEC, the parties intend to file with the court an amended stipulation of settlement setting forth the terms and conditions of the settlement. BAC Holders would be sent under separate cover a Notice of Class and Derivative Action Determination, Settlement and Hearing on the Proposed Settlement (the "Notice"), which would explain the settlement and the rights of BAC
Holders in connection therewith. The settlement would be subject to the approval of the court and other terms and conditions, as set forth in the Notice.

NOTE 7 - SUPPLEMENTAL INFORMATION FOR SERIES I AND SERIES II

  As discussed in Note 1 to the December 31, 1995 financial statements included in the Form 10-K, the Series I and Series II BAC Holders are effectively limited partners in the Partnership, even though they have invested in two separate pools of investments. The Managing General Partner maintains records for each such pool of investments for each Series of BAC Holders. Information for each of Series I and Series II for the quarters ended March 31, 1996 and 1995, and as of March 31, 1996 and December 31, 1995 is set forth below.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
IN THOUSANDS, EXCEPT BAC DATA

                                                        Series I                     Series II
                                                       March 31,       Series I      March 31,      Series II
                                                          1996       December 31,       1996       December 31,
                                                      (Unaudited)        1995       (Unaudited)        1995
                                                      ------------   ------------   ------------   ------------
ASSETS

Cash and cash equivalents                                  $3,463         $6,169         $2,359         $3,641
Interest receivable                                           235            235            256            199
Investment in mortgage revenue bonds                       97,536         97,536         48,606         48,606
Investment in parity working capital loans, net
  of valuation allowances                                   2,075          2,075            815            815
Investment in MLP II                                       38,892         38,966         26,218         26,333
Other assets                                                   34            160             16             80
                                                      ------------   ------------   ------------   ------------
     TOTAL ASSETS                                        $142,235       $145,141        $78,270        $79,674
                                                      ============   ============   ============   ============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                        $662           $365           $318           $179
Distributions payable                                           7           5,301             4          2,676
Due to affiliates                                               5              5              2              4
                                                      ------------   ------------   ------------   ------------
     TOTAL LIABILITIES                                        674          5,671            324          2,859
                                                      ------------   ------------   ------------   ------------

Minority Interest                                               2              2              1              1
                                                      ------------   ------------   ------------   ------------
Partners' Capital
   Unrealized gain (loss) on mortgage revenue bonds
      available for sale                                   (1,265)        (1,265)           284            284
   General Partners                                          (357)          (378)           (88)           (99)
   Limited Partners (beneficial assignee certificates-
     issued and outstanding 200,000 certificates for
     Series I and 96,256 certificates for Series II)      143,181        141,111         77,749         76,629
                                                      ------------   ------------   ------------   ------------
     TOTAL PARTNERS' CAPITAL                              141,559        139,468         77,945         76,814
                                                      ------------   ------------   ------------   ------------
     COMMITMENTS AND CONTINGENCIES

     TOTAL LIABILITIES AND PARTNERS' CAPITAL             $142,235       $145,141        $78,270        $79,674
                                                      ============   ============   ============   ============

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME (Unaudited)
IN THOUSANDS, EXCEPT PER BAC DATA

                                                        Series I       Series I      Series II      Series II
                                                      For the three  For the three  For the three  For the three
                                                      months ended   months ended   months ended   months ended
                                                       March 31,      March 31,      March 31,      March 31,
                                                          1996           1995           1996           1995
                                                      ------------   ------------   ------------   ------------
INCOME

Interest on mortgage revenue bonds and
  parity working capital loans                             $2,062         $3,154         $1,054         $1,491
Net gain (loss) on sale of A bond receipts                   -               641           -               (18)
Interest on short-term investments                             51             54             23             28
Equity in MLP II                                              550            221            329            139
                                                      ------------   ------------   ------------   ------------
     TOTAL INCOME                                           2,663          4,070          1,406          1,640
                                                      ------------   ------------   ------------   ------------
EXPENSES

Operating expenses                                            569            742            273            621
Minority interest                                               3              2              2              1
                                                      ------------   ------------   ------------   ------------
     TOTAL EXPENSES                                           572            744            275            622
                                                      ------------   ------------   ------------   ------------
NET INCOME                                                 $2,091         $3,326         $1,131         $1,018
                                                      ============   ============   ============   ============
NET INCOME ALLOCATED TO GENERAL PARTNERS                      $21            $33            $11            $10
                                                      ============   ============   ============   ============
NET INCOME ALLOCATED TO LIMITED PARTNERS                   $2,070         $3,293         $1,120         $1,008
                                                      ============   ============   ============   ============
NET INCOME PER BAC                                         $10.35         $16.46         $11.63         $10.47
                                                      ============   ============   ============   ============




- -----------------------------------------------------------------------------------------------------------------------------------
                    |                |             |              |         |   Total     |    Total    |   Total    |   Total    |
Mortgaged           |                |             |  Occupancy   |Occupancy|  Operating  |  Operating  | Operating  | Operating  |
Property Name &     |    Loan        |    Total    |    as of     |  as of  |  Revenues(1)|  Revenues(1)|Expenses (1)|Expenses (1)|
Location            |   Amount       |    Units    |   3/31/96    | 3/31/95 |1/96 to 3/96 |1/95 to 3/95 |1/96 to 3/96|1/95 to 3/95|
- -----------------------------------------------------------------------------------------------------------------------------------
SERIES I            |                |             |              |         |             |             |            |            |
Alban Place         |  10,500,000    |         194 |         90.2%|    95.4%|     376,484 |     389,465 |    176,656 |    190,363 |
  Frederick, MD     |                |             |              |         |             |             |            |            |
Barkley Place       |   9,630,000    |         156 |         94.9%|    94.2%|     755,284 |     735,734 |    619,400 |    504,255 |
  Fort Myers, FL    |                |             |              |         |             |             |            |            |
Creekside Village   |  11,985,000    |         296 |         93.2%|    90.5%|     393,630 |     372,313 |    217,654 |    207,645 |
  Sacramento, CA    |                |             |              |         |             |             |            |            |
Lakeview Garden     |   9,307,500    |         180 |         91.7%|    95.0%|     306,695 |     303,699 |    186,538 |    175,317 |
  Dade County, FL   |                |             |              |         |             |             |            |            |
The Montclair       |  15,465,000    |         159 |         98.1%|    95.6%|     662,352 |     627,082 |    370,491 |    315,273 |
  Springfield, MO   |                |             |              |         |             |             |            |            |
Newport Village     |  10,880,000    |         220 |         92.3%|    99.5%|     379,862 |     390,979 |    211,472 |    197,560 |
  Thornton, CO      |                |             |              |         |             |             |            |            |
Newport on Seven    |  10,800,000    |         167 |        100.0%|    94.6%|     397,158 |     367,312 |    267,742 |    220,935 |
  St. Louis Park, MN|                |             |              |         |             |             |            |            |
Nicollet Ridge      |  20,340,000    |         339 |         95.0%|   100.0%|     710,605 |     690,651 |    485,920 |    446,276 |
  Burnsville, MN    |                |             |              |         |             |             |            |            |
North Pointe        |  25,850,000    |         540 |         91.9%|    75.0%|     744,877 |     606,596 |    438,115 |    471,691 |
  San Bernardino, CA|                |             |              |         |             |             |            |            |
Northridge Park II  |   8,950,000    |         128 |         95.0%|    97.6%|     247,779 |     254,635 |    125,911 |    117,341 |
  Salinas, CA       |                |             |              |         |             |             |            |            |
Riverset Apartments |   6,535,000    |         120 |         97.7%|    98.0%|     219,081 |     212,955 |     86,248 |     70,847 |
  Memphis, TN       |                |             |              |         |             |             |            |            |
Steeplechase Falls  |  18,100,000    |         450 |         90.7%|    94.2%|     706,133 |     729,454 |    370,926 |    344,910 |
  Knoxville, TN     |                |             |              |         |             |             |            |            |
Villa Hialeah       |  10,250,000    |         245 |         95.9%|    95.9%|     438,002 |     421,891 |    261,635 |    244,396 |
  Hialeah, FL       |                |             |              |         |             |             |            |            |
Willowgreen         |   9,450,000    |         241 |         91.3%|    87.1%|     340,171 |     352,662 |    202,366 |    181,076 |
  Fife, WA          |                |             |              |         |             |             |            |            |
- ------------------------------------------------------------------|---------|------------------------------------------------------
TOTALS:             | 178,042,500    |       3,435 |--------------|---------|   6,678,113 |   6,455,428 |  4,021,074 |  3,687,885 |
- -----------------------------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------
                    |                |             |              |
                    |                |             | 1/96 to 3/96 |
Mortgaged           |1/96 to 3/96    |1/96 to 3/96 |    Cash      |
Property Name &     |Debt Service    |Debt Service |Available for |
Location            |  Due ($)       |Paid ($) (3) |  SCATEF (4)  |
- -------------------------------------------------------------------
SERIES I            |                |             |              |
Alban Place         |     206,719    |     206,719 |      206,719 |
  Frederick, MD     |                |             |              |
Barkley Place       |     325,354 (2)|     207,801 |       21,647 |
  Fort Myers, FL    |                |             |              |
Creekside Village   |     224,719    |     188,013 |      188,013 |
  Sacramento, CA    |                |             |              |
Lakeview Garden     |     180,333    |     117,000 |      117,000 |
  Dade County, FL   |                |             |              |
The Montclair       |     409,636 (2)|     409,636 |      138,203 |
  Springfield, MO   |                |             |              |
Newport Village     |     248,384 (2)|     248,384 |       41,265 |
  Thornton, CO      |                |             |              |
Newport on Seven    |     219,375    |     143,896 |      143,896 |
  St. Louis Park, MN|                |             |              |
Nicollet Ridge      |     526,761 (2)|     526,761 |      227,684 |
  Burnsville, MN    |                |             |              |
North Pointe        |     508,922    |     298,452 |      298,452 |
  San Bernardino, CA|                |             |              |
Northridge Park II  |     167,811    |     167,812 |      167,812 |
  Salinas, CA       |                |             |              |
Riverset Apartments |     128,658    |     128,658 |      128,658 |
  Memphis, TN       |                |             |              |
Steeplechase Falls  |     570,670 (2)|     439,074 |       80,405 |
  Knoxville, TN     |                |             |              |
Villa Hialeah       |     201,797    |     201,797 |      201,797 |
  Hialeah, FL       |                |             |              |
Willowgreen         |     189,000    |     132,195 |      132,195 |
  Fife, WA          |                |             |              |
Cash from Other     |                |             |              |
  Sources (5)       |                |             |      627,893 |
- -------------------------------------------------------------------
TOTALS:             |   4,108,139    |   3,416,198 |    2,721,639 |
- -------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------------------
                    |                |             |              |         |   Total     |    Total    |   Total    |   Total    |
Mortgaged           |                |             |  Occupancy   |Occupancy|  Operating  |  Operating  | Operating  | Operating  |
Property Name &     |    Loan        |    Total    |    as of     |  as of  |  Revenues(1)|  Revenues(1)|Expenses (1)|Expenses (1)|
Location            |   Amount       |    Units    |   3/31/96    | 3/31/95 |1/96 to 3/96 |1/95 to 3/95 |1/96 to 3/96|1/95 to 3/95|
- -----------------------------------------------------------------------------------------------------------------------------------
SERIES II           |                |             |              |         |             |             |            |            |
Emerald Hills       |   7,250,000    |         130 |         99.0%|   100.0%|     283,584 |     258,599 |    141,184 |    134,801 |
  Issaquah, WA      |                |             |              |         |             |             |            |            |
Gilman Meadows      |   7,100,000    |         125 |         96.0%|    94.4%|     286,236 |     272,307 |    153,614 |    129,800 |
  Issaquah, WA      |                |             |              |         |             |             |            |            |
Hamilton Chase      |  13,975,000    |         300 |         96.7%|    97.3%|     512,206 |     501,605 |    294,976 |    285,233 |
  Chattanooga, TN   |                |             |              |         |             |             |            |            |
Mallard Cove I      |   2,610,000    |          63 |        100.0%|    93.7%|      91,920 |      89,933 |     58,647 |     54,667 |
  Everett, WA       |                |             |              |         |             |             |            |            |
Mallard Cove II     |   6,740,000    |         135 |         93.3%|    99.3%|     218,069 |     234,959 |    130,845 |    121,753 |
  Everett, WA       |                |             |              |         |             |             |            |            |
The Meadows         |   7,200,000    |         200 |         98.0%|   100.0%|     304,601 |     307,859 |    163,814 |    137,499 |
  Memphis, TN       |                |             |              |         |             |             |            |            |
Riverset Apartments |  12,640,000    |         232 |         97.7%|    98.0%|     423,762 |     411,913 |    166,827 |    137,036 |
  Memphis, TN       |                |             |              |         |             |             |            |            |
Southfork Village   |  10,550,000    |         200 |         97.0%|    97.5%|     469,588 |     443,395 |    201,758 |    193,049 |
  Lakeville, MN     |                |             |              |         |             |             |            |            |
Whispering Lake     |  18,190,000    |         384 |         94.3%|    97.9%|     588,189 |     539,282 |    325,918 |    269,010 |
  Kansas City, MO   |                |             |              |         |             |             |            |            |
- ------------------------------------------------------------------|---------|------------------------------------------------------
TOTALS:             |  86,255,000    |       1,769 |--------------|---------|   3,178,155 |   3,059,852 |  1,637,583 |  1,462,848 |
- -----------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------
                    |                |             |1/96 to 3/96  |
Mortgaged           |1/96 to 3/96    |1/96 to 3/96 |    Cash      |
Property Name &     |Debt Service    |Debt Service |Available for |
Location            | Due ($)        |Paid ($) (3) |  SCATEF (4)  |
- ------------------------------------------------------------------
SERIES II           |                |             |              |
Emerald Hills       |     140,469    |     140,469 |      140,469 |
  Issaquah, WA      |                |             |              |
Gilman Meadows      |     165,437 (2)|     165,437 |       39,342 |
  Issaquah, WA      |                |             |              |
Hamilton Chase      |     295,708 (2)|     295,708 |       76,366 |
  Chattanooga, TN   |                |             |              |
Mallard Cove I      |      65,433 (2)|      65,433 |       30,932 |
  Everett, WA       |                |             |              |
Mallard Cove II     |     148,673 (2)|     148,673 |       45,872 |
  Everett, WA       |                |             |              |
The Meadows         |     254,147 (2)|     191,163 |       82,417 |
  Memphis, TN       |                |             |              |
Riverset Apartments |     248,850    |     248,850 |      248,850 |
  Memphis, TN       |                |             |              |
Southfork Village   |     207,703    |     211,605 |      211,605 |
  Lakeville, MN     |                |             |              |
Whispering Lake     |     413,371 (2)|     413,371 |      120,806 |
  Kansas City, MO   |                |             |              |
Cash from Other     |                |             |              |
  Sources (5)       |                |             |      440,734 |
- -------------------------------------------------------------------
TOTALS:             |   1,939,791    |   1,880,709 |    1,437,393 |
- -------------------------------------------------------------------


FOOTNOTES:
(1) "Total Expenses" includes normal operating expenses (excluding depreciation) plus escrows for real estate taxes and insurance, reserve for replacement payments, servicing fees, bond issuer fees, guarantor fees, collateral agent expenses and capital improvements (offset by the amount of any draw on the reserve for replacement account to fund the improvements).
Total Operating Revenues and Total Operating Expenses for 1995 as reported in this quarterly report may differ from those reported in last year's quarterly report due to revisions in property operating statements or reclassification of certain expenses.

(2) "Debt Service Due" includes interest on Series A Bonds, Series B Bonds and principal and interest on Demand Notes.

(3) "Debt Service Paid" equals, generally, debt service paid from property operations, property level reserves and other sources during the reporting period including interest payments on Series A and B Bonds and interest and principal payments on Demand Notes. For puposes of this table, these receipts are compared to debt service due in the same reporting period. Therefore, the cumulative debt service shortfall for a property may exceed the resulting shortfall for the reporting period.

(4) "Cash Available for SCATEF" represents total debt service paid by the properties less any interest on Series A Bonds paid.

(5) "Cash from Other Sources" includes cash received from investments subsequent to the reporting period.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Events

Proposed New Investment Structure

  On April 24, 1996, the Partnership filed on Form S-4 a
Prospectus/Consent Solicitation under the Securities Act of 1933. The Prospectus/Consent Solicitation describes a business strategy for the future of the Partnership's investments and a new investment structure developed by the Managing General Partner anticipated to enhance the value of BAC Holder investments. The transaction will provide BAC Holders with different investment choices designed to fit their individual investment objectives. These choices will provide BAC Holders with the opportunity to exchange their BACs for: a) liquid, growth-oriented securities, b) securities which are substantially similar to BACs subsequent to the Financing, but assume a special capital distribution, and/or c) securities whose distributions are substantially similar to BACs as they existed prior to the Financing. The Partnership anticipates presenting the transaction to BAC Holders for consideration in the near future. As with any new investment structure, there can be no assurance as to what the returns will be over time. For the quarter ended March 31, 1996, approximately
$275,000 was expensed related to the preparation of the Prospectus/Consent Solicitation.

Financial Statements

  The Partnership previously has presented financial statements for each of Series I and Series II reflecting the pool of investments attributable to each Series. Following a review of the Partnership's financial statements in 1995, the Staff of the Securities and Exchange Commission (the "SEC") concluded, and the Managing General Partner agreed, that the Partnership would present financial statements comprising both Series I and Series II. Financial information with respect to each Series is set forth supplementally in Note 7 to the Partnership's financial statements included herein. The consolidated financial statements of the Partnership include the Partnership (comprising both Series I and Series II), the SCA Tax Exempt Trust (the
"Trust") and MLP III Investment Limited Partnership ("MLP III"). Also, as part of the SEC Staff review, the Partnership agreed to account for all of its investments in mortgage revenue bonds as debt securities under the provisions of Statement of Financial Accounting Standards No. 115,
"Accounting for Certain Investments in Debt and Equity Securities" ("FAS
115"). As a result, effective January 1, 1994, all investments in mortgage revenue bonds, regardless of their status, are classified and accounted for as available for sale debt securities and carried at fair value; unrealized holding gains or losses are included as a separate component of Partners' Capital and other-than-temporary impairments are recorded through operations.
Financial statements for the three months ended March 31, 1995 have been restated to reflect this change.

Financial Condition and Liquidity

  As of March 31, 1996, the Partnership's capital is primarily invested in 23 mortgage revenue bonds and related parity working capital loans totaling $192,958,000 of face value. Of these investments, 14 bonds and related parity working capital loans (totaling $135,838,000 of face value) were acquired with Series I proceeds while nine bonds and related parity working capital loans (totaling $57,120,000 of face value) were acquired with Series II proceeds. To the extent that offering proceeds exceeded organization and offering expenses and initial project investments, the Managing General Partner created Partnership working capital reserves.

  The original Partnership working capital reserves, as a result of supplementing distributions to BAC Holders and providing additional working capital loans to the properties, were exhausted during 1992 and 1994, for Series I and Series II, respectively. As a result of the February 1995 Financing, additional Partnership working capital reserves (of approximately $4.4 million) were established of which $1.5 million
($850,000 in Series I and $600,000 in Series II) were utilized to pay one-time Financing origination costs in 1995. For Series I and Series II, reserves of approximately $1.1 million and $100,000 were used during 1995 to pay distributions declared in excess of cash generated from operations. As of March 31, 1996, the Partnership's working capital reserves approximated
$1.9 million (approximately $900,000 in Series I and approximately $1.0 million in Series II).

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

  On February 9, 1996, the Managing General Partner paid semi-annual distributions of $26.25 and $27.50 per BAC in Series I and Series II, respectively. These amounts represent an annualized primarily tax-exempt distribution rate of 5.25% in Series I and 5.50% in Series II. These distribution rates for Series I and Series II remained unchanged from the previous semi-annual distributions.

  At March 31, 1996, the Partnership's liquid assets approximated $5.8 million. These funds primarily consist of undistributed funds generated from operations during the first quarter of 1996 and working capital reserves.

Results of Operations

Revenues

  With respect to Series I bonds, for the quarters ended March 31, 1996 and 1995, approximately $2.1 million and $3.0 million, respectively, of interest was available to the Partnership, of which $2.0 million and $2.6 million was generated from property operations. With respect to Series II bonds, approximately $1.0 million and $1.5 million, respectively, of interest was available to the Partnership, of which $1.0 million and $1.3 million,
respectively, was generated from property operations.   The differences
between interest paid and cash generated from operations are due to payments from sources other than property operations. Specifically, property level operating deficit guarantees of approximately $45,000 and $66,000 for Series I and $-0- and $15,000 for Series II were used to pay interest for the quarters ended March 31, 1996 and 1995, respectively. Also, for the quarter ended
March 31, 1995,  approximately $320,000 and $162,000 for Series I and Series
II, respectively, of excess funds in property capital improvement replacement reserves and tax and insurance escrows was used to pay interest to the Partnership. The table at the beginning of this report should be referenced for more information regarding the specific bond interest payment information.

  For the quarter ended March 31, 1996, interest on mortgage revenue bonds and parity working capital loans decreased by approximately $1.5 million versus the same period last year. The decrease is primarily due to certain terms of the Financing, which served to increase the first quarter of 1995 interest revenue, in addition to the increase in interest revenue of approximately $482,000 resulting from excess funds in property reserves (as discussed above). More specifically, the timing of interest on the Series B Bonds was changed from in arrears to current, which resulted in additional interest of approximately $710,000. The remaining difference of approximately $308,000 is due to the reclassification of income which resulted from the Financing in February 1995. Following the Financing, the Partnership no longer receives interest on the Series A Bonds, but instead recognizes income from its equity interest in MLP II which holds the net proceeds from the Financing. For the quarter ended March 31, 1996, the Partnership's equity in MLP II income increased by approximately $519,000 as compared to the same period last year.

  As a result of the Financing transaction consummated in February 1995, the Partnership recorded a net gain on sale of A bond receipts, for the quarter ended March 31, 1995. Included in this amount is a portion of the net unrealized gain associated with the refunded bonds of approximately $2.3 million, net of selling expenses of approximately $1.7 million. A complete description of the Financing is included the Partnership's 1995 Form 10-K.

  For the quarter ended March 31, 1996, equity in MLP II increased by approximately $519,000 as compared to the same period last year. The quarter ended March 31, 1995 only includes income for the period February 15, 1995 (the date of the Financing transaction) through March 31, 1995.


Expenses

  Partnership operating expenses are either specifically identified by Series or allocated to each Series based on the original net offering proceeds. Partnership operating expenses decreased by approximately $521,000 in the first quarter of 1996 versus the first quarter of 1995. This decrease is primarily due to the Financing transaction, which resulted in approximately $1.1 million of expenses in the first quarter of 1995. This decrease was partially offset by increases in the first quarter of 1996 of: 1) costs associated with the Prospectus/Consent Solicitation ($275,000); and 2) accounting fees related to the restatement of prior period financial statements ($150,000).

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

  As previously discussed in the Partnership's 1995 Annual Report on Form 10-K, a class action complaint was filed against the General Partners of the Partnership alleging breach of the Partnership Agreement and their fiduciary duties in connection with the Financing transaction completed in February 1995. As a result of several negotiations, in November 1995, the parties agreed to a settlement, which is conditioned on, among other things, the consummation of a transaction disclosed in the Prospectus/Consent Solicitation filed with the SEC on April 24, 1996. On March 13, 1996, the court held a status conference in the action. At that time, all conditions necessary for the settlement to proceed have not yet occurred and, for reasons of case administration, the court dismissed the action without prejudice and with leave to the parties to reinstate the action on or before May 1, 1996 in order to proceed with the settlement or the litigation.

  On May 1, 1996, counsel for the plaintiffs made application to the court to reinstate the action. The parties intend to proceed with the settlement. Once the Prospectus/Consent Solicitation is declared effective by the SEC, the parties intend to file with the court an amended stipulation of settlement setting forth the terms and conditions of the settlement. BAC Holders would be sent under separate cover a Notice of Class and Derivative Action Determination, Settlement and Hearing on the Proposed Settlement (the "Notice"), which would explain the settlement and the rights of BAC
Holders in connection therewith. The settlement would be subject to the approval of the court and other terms and conditions, as set forth in the Notice.

Items 2 through 5 are not applicable.

Item 6 - Exhibits and Reports on Form 8-K

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

By: [S] Thomas R. Hobbs
    --------------------
    Thomas R. Hobbs
    Senior Vice President

    Signing on behalf of registrant and as acting chief financial officer.


DATED:  May 15, 1996