Form 10-K/A
period 1995-12-31
SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
filed 1996-05-16
CIK 806641

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549
                   FORM 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of
         Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1995   Commission file number: 0-15725
                           -----------------                           -------
       SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
- ------------------------------------------------------
(Exact name of registrant as specified in its charter)

            Delaware                                52-1449733
     -----------------------            ------------------------------------
     (State of organization)            (I.R.S. Employer Identification No.)

218 North Charles Street, Suite 500, Baltimore, Maryland 21201
- --------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (410) 962-0595
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:     Name of each exchange on which registered:

              None                             None
            --------                         --------

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

                                          Yes [X]   No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                 [X]
                                                                -----
     The Registrant is a partnership. Accordingly, no voting stock is held by non-affiliates of the Registrant.


DESCRIPTION OF AMENDMENT:

AMENDMENT #1 (All changes included herein are a result of the SEC
Staff Comments dated April 19, 1996 and comments from the Chief
Accountant of Corporate Finance dated April 25, 1996 and May 13, 1996.):

A) References to "Documents Incorporated by Reference" in Item 1. Business and Item 11. Executive Compensation have been deleted.
     The related information has been disclosed in the applicable Items accordingly. The Index to Exhibits has also been amended to reflect the deletion of Exhibit 99.

B) Item 1. Business, New Business has been amended to include a brief description of the proposed new investment structure under the caption "Proposed New Investment Structure."

C) Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters has been amended to reflect per BAC distributions.

D)   Item 7. Management's Discussion and Analysis of Financial
     Condition and Results of Operations has been amended as follows:
     a) to expand the Registrant's discussion of the Financing transaction consummated on February 14, 1995 including, but not limited to, effects of cross-collateralization, use of Financing proceeds and risks and uncertainties related to a particular Series as a result of the Financing; and, b) to disclose the amount and sources of cash used to pay interest on the Series I and Series II Bonds under "Revenues."

E) Item 8. Financial Statements and Supplementary Data has been amended to reflect changes to Note 3 - The Financing/Investment in MLP II, Note 4 - Investment in Mortgage Revenue Bonds and Note
     5 - Investment in Parity Working Capital Loans including applicable schedules.

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

Mortgage Revenue Bonds

     The Partnership is engaged in the business of investing in mortgage revenue bonds, including the refunding and financing of existing bonds and investing in new mortgage investments. As discussed more fully herein, the Partnership has acquired 23 mortgage revenue bonds, utilizing the proceeds of its two public offerings which occurred in 1986. The bonds are secured by nonrecourse participating first mortgage loans on multi-family residential properties. The total return to the Partnership is generally dependent upon the net cash flow and the net capital appreciation of the underlying properties. Therefore, the rate of return to the Partnership depends upon the economic performance of the underlying properties collateralizing the mortgage loans, which are in competition with other income producing properties of the same type in the same geographic area, and which are affected by prevailing market conditions. A general description of the terms and amounts of the mortgage revenue bonds and a summary of the mortgage revenue bonds owned by the Partnership are discussed in Note 3 and Note
4 to the financial statements included herein. General descriptions of the underlying mortgaged properties collateralizing the mortgage revenue bonds are discussed below.

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

Alban Place continues to be owned by the original borrowing partnership.

                                     1995            1994            1993
Total Revenues ($)                 1,605,000       1,547,000       1,513,000
% Change from Prior Year                +3.7            +2.2            +1.8
Total Expenses ($)                   781,000         755,000         688,000
% Change from Prior Year                +3.5            +9.8            -1.4
Debt Service Paid from
   Operations ($)                    827,000         827,000         827,000
% Change from Prior Year                 0.0             0.0             0.0
Occupancy @ Year End (%)                87.6            95.4            84.5
Average Occupancy (%)                   94.2            96.9            95.1

Rental Housing Market - The Frederick rental housing market has remained stable with small increases in rents and decreased use of rental concessions. Occupancy has decreased slightly compared to 1994. Because mortgage interest rates have remained low throughout 1995, vacancy loss attributable to home buying continues to affect Alban Place. New construction in the Frederick market continues to consist of single-family detached, townhouse and condominium units. To the best of the Managing General Partner'knowledge, no new rental communities were built in Frederick in 1995 and no apartment construction is anticipated in 1996.

1995 Property Operating Results - Total revenues increased due to rent increases for existing residents and an increase in the number of corporate apartments which generate increased revenue. Operating cash flow continues to support 100% of the debt service obligation.

BARKLEY PLACE - Fort Myers, Florida
     New Borrower:  Barkley Place II Limited Partnership
     General Partner:  SCA Successor II, Inc.

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

The deed to the property was transferred to a SCA Successor-controlled partnership in September 1988.

                                        1995         1994          1993
Total Revenues ($)                   2,973,000     2,798,000     2,614,000
% Change from Prior Year                  +6.3          +7.0          +7.7
Total Expenses ($)                   2,122,000     1,920,000     1,825,000
% Change from Prior Year                 +10.5          +5.2          +1.4
Debt Service Paid from
    Operations ($)                     889,000       912,000       772,000
% Change from Prior Year                  -2.5         +18.1         +47.3
Occupancy @ Year End (%)                  92.9          94.9          99.4
Average Occupancy (%)                     94.3          97.5          98.1

Rental Housing Market - There are three other full service rental retirement communities similar to Barkley Place in Fort Myers. All were built in the 1980's and each reported high occupancy in 1995, with small declines evident compared to 1994 due to higher turnover. To the best of the Managing General Partner's knowledge, there is only one comparable property planned or under construction in the Fort Myers area. This is a small (40 unit) assisted living property that could start construction late in 1996. This property, if developed, is not expected to negatively affect Barkley Place.

1995 Property Operating Results - Total revenues grew as a result of increases in the property's market rents and rent increases for existing residents. Market rents were increased approximately 2.5% in 1995. Revenues also grew due to the increase in the number of assisted living units, which command significant rent premiums. Total expenses grew due to higher payroll, advertising, food service, insurance and financing costs. The increase in financing costs resulted from the February 1995 Financing. The expense increases and lower occupancy caused debt service payments from property operations to decline slightly compared to 1994.

CREEKSIDE VILLAGE - Sacramento, California
     New Borrower:  Creekside Village Limited Partnership
     General Partner:  SCA Successor II, Inc.

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

The deed to the property was transferred to a SCA Successor-controlled partnership in February of 1994.

                                    1995           1994            1993
Total Revenues ($)                1,516,000      1,562,000      1,476,000
% Change from Prior Year               -2.9           +5.8           +0.3
Total Expenses ($)                  880,000        832,000        782,000
% Change from Prior Year              + 5.8           +6.4           -5.6
Debt Service Paid from
    Operations ($)                  619,000        743,000        693,000
% Change from Prior Year              -16.7           +7.2          +11.8
Occupancy @ Year End (%)               95.3           94.6           97.3
Average Occupancy (%)                  93.5           97.2           93.5

The Rental Market - Creekside Village is designed for seniors age 55 and older. There are only a few facilities like it in Sacramento, none of which are located close to Creekside. Creekside's competition in 1995 came primarily from subsidized properties for seniors and the family-oriented apartment properties located nearby. To the best of the Managing General Partner's knowledge, there are no properties like Creekside currently under construction or planned for the south Sacramento area in 1996.

The Sacramento rental market showed mixed results in 1995, with the apartment occupancy rate continuing its three-year climb to 96%, but market rents showing no increase. Increases in occupancy over the last several years have occurred hand-in-hand with historically low levels of new apartment construction. Only about 2,000 units were constructed in the Sacramento region over the last three years, and only 300 units were under construction at year-end. In the south Sacramento submarket, the occupancy rate fluctuated in 1995 and at year-end was unchanged from a year ago at about 93%. Market rents were flat both in south Sacramento and at Creekside.

1995 Property Operating Results - Creekside's total revenues declined due to lower occupancy. Total expenses grew due to an increase in repairs and maintenance and capital improvements.

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

Emerald Hills continues to be owned by the original borrowing partnership.

                                 1995          1994          1993
Total Revenues ($)             1,042,000     1,045,000       978,000
% Change from Prior Year            -0.3          +6.9          +4.8
Total Expenses ($)               529,000       504,000       505,000
% Change from Prior Year            +5.0          -0.2          +3.5
Debt Service Paid from
    Operations ($)               527,000       544,000       460,000
% Change from Prior Year            -3.1         +18.3          -1.9
Occupancy @ Year End (%)            94.6          98.5          93.1
Average Occupancy (%)               94.8          98.0          95.8

The Rental Market - Apartment construction in King County continued to decline in 1995 with the completion of approximately 1,400 new apartment units; however, this number is projected to double to almost 3,000 new units in 1996. One 128-unit property was completed in Issaquah in 1995 but, based on the pricing of its units, this property is not considered to be a direct competitor of Emerald Hills. To the best of the Managing General Partner's knowledge, no new construction is planned for Issaquah in 1996.

In 1995, the occupancy rate in King County increased to 95%. Occupancy in the Eastside submarket, where Emerald Hills is located, increased to 96.4%. Compared with 1994, the rental occupancy rate remained unchanged in Issaquah at 96% which reflects the strength of the Eastside rental market. At the same time, the use of rental concessions in Emerald Hills' submarket declined in 1995 compared with the previous year and average rents increased by 5%.

1995 Property Operating Results - Total revenues decreased slightly as a result of lower occupancy. Total expenses increased due to an increase in capital improvements. Debt service payments from operations decreased slightly and property level reserves were drawn to pay base interest in those months when occupancy was lowest.

GILMAN MEADOWS - Issaquah, Washington
     New Borrower:  Gilman Meadows Limited Partnership
     General Partner:  SCA Successor II, Inc.

Gilman Meadows is located in Issaquah, a suburb 16 miles east of Seattle. The property consists of 19 two-story buildings totaling 125 units. Property amenities include a swimming pool, a clubhouse with an exercise room, playground and covered parking.

The deed to the property was transferred to a SCA Successor-controlled partnership in July 1992.

                                  1995            1994          1993
Total Revenues ($)              1,098,000       1,024,000       976,000
% Change from Prior Year             +7.2            +4.9         +10.0
Total Expenses ($)                568,000         504,000       560,000
% Change from Prior Year            +12.7           -10.0          +1.3
Debt Service Paid from
    Operations ($)                561,000         515,000       411,000
% Change from Prior Year             +8.9           +25.3         +81.9
Occupancy @ Year End (%)             99.2            93.6          90.4
Average Occupancy (%)                95.5            92.1          92.5

The Rental Market - Apartment construction in King County continued to decline in 1995 with the completion of approximately 1,400 new apartment units; however, this number is projected to double to almost 3,000 new units in 1996. One 128-unit property was completed in Issaquah in 1995 but, based on the pricing of its units, this property is not considered to be a direct competitor of Gilman Meadows. To the best of the Managing General Partner's knowledge, no new construction is planned for Issaquah in 1996.

In 1995, the occupancy rate in King County increased to 95%. Occupancy in the Eastside submarket, where Gilman Meadows is located, increased to 96.4%. Compared with 1994, the rental occupancy rate remained unchanged in Issaquah at 96% which reflects the strength of the Eastside rental market. At the same time, the use of rental concessions in Gilman Meadows' submarket declined in 1995 compared with the previous year and average rents increased by 5%.

1995 Property Operating Results - Total revenues for the property increased on the strength of higher occupancy, higher market rents (2-5% increases depending on unit type) and rent increases for existing residents. Total expenses increased compared with 1994 which reflects increased maintenance expenses, capital expenditures and financing costs. The increase in financing costs resulted from the February 1995 Financing.

HAMILTON CHASE - Chattanooga, Tennessee
     Borrower:  Hamilton Grove Limited Partnership
     General Partner:  SCA Successor II, Inc.

Hamilton Chase is located approximately 13 miles from downtown Chattanooga. The property consists of 17 two-story garden apartment buildings totaling 300 units. The property offers a large clubhouse, a fully-equipped exercise room, racquetball court, jacuzzi, swimming pool and a jogging trail circling the site.

Control of the Hamilton Grove Limited Partnership and the property was achieved in June 1994 when SCA Successor, Inc. replaced the general partner of the borrower.

                                  1995           1994            1993
Total Revenues ($)              2,029,000      1,943,000       1,987,000
% Change from Prior Year             +4.4           -2.2            +3.3
Total Expenses ($)              1,248,000      1,169,000         876,000
% Change from Prior Year             +6.8          +33.4           +15.0
Debt Service Paid from
    Operations ($)                839,000        709,000         948,000
% Change from Prior Year            +18.3          -25.2           -12.9
Occupancy @ Year End (%)             94.7           90.0            95.7
Average Occupancy (%)                95.5           93.2            94.7

Rental Housing Market - The construction of new rental units in the Chattanooga region has been limited to small townhouse developments which have been converted to rental properties. To the best of the Managing General Partner's knowledge, no new construction of multi-family rental units occurred in 1995, nor is any anticipated in 1996. Given the absence of any new apartment construction in this market, average occupancy and market rents increased in 1995. Hamilton Chase's performance has mirrored, if not exceeded, that of the region.

1995 Property Operating Results - Total revenues increased due to an increase in occupancy, increases in market rents (4-6% increases, depending on unit type) and increases in rents for existing residents. Total expenses increased due to the completion of major capital improvements (which increased the property's curb appeal) and financing costs. The increase in financing costs resulted from the February 1995 Financing.

LAKEVIEW GARDEN APARTMENTS - Dade County, Florida
     New Borrower:  SCA Lakeview Apartments Limited Partnership
     General Partner:  SCA Successor, Inc.

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

The deed to the property was transferred to a SCA Successor-controlled partnership in April 1995.

                                1995          1994            1993
Total Revenues ($)            1,165,000     1,199,000       1,312,000
% Change from Prior Year           -2.8          -8.6           +17.1
Total Expenses ($)              787,000       607,000         533,000
% Change from Prior Year          +29.7         +13.9            -2.6
Debt Service Paid from
    Operations ($)              404,000       551,000         721,000
% Change from Prior Year          -26.7         -23.6           +24.3
Occupancy @ Year End (%)           92.2          95.0            91.6
Average Occupancy (%)              94.4          91.1             [1

[1 Due to Hurricane Andrew the property was not occupied for several months in 1993.

Rental Housing Market - Apartment construction in the Dade County market increased again in 1995 to the highest level since the late 1980's. The apartment occupancy rate continued its several year decline and market rents were flat or increased slowly. However, although lower than the last several years, the occupancy rate stood at a healthy 95% and market rents were able to sustain the high levels that followed Hurricane Andrew. In Lakeview's submarket, the apartment occupancy rate declined again to 93%, market rents did not increase and rental concessions were widely marketed during the year. There were no comparable apartments built in Lakeview's vicinity in 1995 nor, to the best of the Managing General Partner's knowledge, are any anticipated in 1996.

1995 Property Operating Results - Total revenues fell slightly due to a decline in non-rental income. Operating expenses were increased in order to maintain the property at a first class level. Real estate taxes increased as the property's post-reconstruction increase in value was captured in higher assessments. Insurance costs increased as insurer's recouped their Hurricane Andrew-related losses. Numerous physical improvements were made in order to increase the property's appeal and competitiveness. These increase in expenses caused a steep reduction in debt service payments from property operations.

MALLARD COVE - Everett, Washington
     New Borrower:  Mallard I & II Limited Partnerships
     General Partner:  SCA Successor II, Inc.

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

The property (which is divided into two phases of 63 and 135 units) was acquired through two separate bond issues. Both phases were transferred to SCA Successor-controlled partnerships in July 1992.

                               1995          1994           1993
Total Revenues ($)           1,230,000     1,241,000      1,203,000
% Change from Prior Year          -0.9          +3.2           +6.9
Total Expenses ($)             739,000       795,000        713,000
% Change from Prior Year          -7.0         +11.5          +15.7
Debt Service Paid from
    Operations ($)             512,000       450,000        455,000
% Change from Prior Year         +13.8          -1.1           +8.9
Occupancy @ Year End (%)          95.5          95.5           92.4
Average Occupancy (%)             95.0          93.1           91.9

The Rental Market - There were less than 100 units completed in Snohomish County in 1995. According to published reports, however, approximately 500 new units are expected to be constructed in 1996, with as many as 180 of these rental units to be built in Mallard Cove's submarket. This level of building activity is considerably less than that which was projected in late 1994.

In 1995, the Snohomish County apartment market was characterized by a low rental occupancy rate (93%), minimal average rent increases (1%), and an increase in the use of concessions. Mallard Cove's submarket mirrored that of the County with an occupancy rate of 92%, minimal rent increases and approximately 75% of the apartment properties offering some form of rental concessions.

1995 Property Operating Results - Total revenues decreased due to the increased use of rental concessions in the last quarter of 1995. Expenses decreased in nearly all operating and capital expense categories, as expected, after the Managing General Partner changed management companies at mid-year. In light of this reduction in expenses, debt service paid from operations increased in 1995.

THE MEADOWS - Memphis, Tennessee
     New Borrower:  SCA Meadows Limited Partnership
     General Partner:  SCA Successor II, Inc.

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

The deed to the property was transferred to a SCA Successor-controlled partnership in March 1992.

                               1995          1994          1993
Total Revenues ($)           1,217,000     1,126,000     1,063,000
% Change from Prior Year          +8.1          +5.9          +6.4
Total Expenses ($)             612,000       587,000       542,000
% Change from Prior Year          +4.3          +8.3          +0.2
Debt Service Paid from
    Operations ($)             548,000       578,000       528,000
% Change from Prior Year          -5.2          +9.5         +43.4
Occupancy @ Year End (%)          93.0          99.5          95.6
Average Occupancy (%)             98.7          98.4          95.6

Rental Housing Market - New apartment construction in the Memphis/Shelby County market increased significantly in 1995. A total of 1,100 apartment units were completed in the region compared with 300 units a year earlier. This trend is accelerating as an additional 2,000 units are scheduled for completion in 1996. Within the Meadows' submarket, 40 units were completed in 1995 but, based on their location, they did not negatively impact The Meadows.

In 1995, average occupancy in the Memphis region (for units built since 1984) remains high at 95.7% and market rents in the region increased by 3.7%. In The Meadows' submarket, year-end occupancy was 97.2% and rents increased by 3.6%. The Meadows' overall performance continues to mirror that of its submarket.

1995 Property Operating Results - Total revenues increased as a result of increases in the property's market rents and rent increases for existing residents. Total expenses increased due to increases in general operating and financing costs. The increase in financing costs resulted from the February 1995 Financing. The decrease in debt service paid from operations in 1995 is attributable to a change in the timing of debt service payments in 1994 and is unrelated to property operations.

THE MONTCLAIR - Springfield, Missouri
     New Borrower:  Montclair Limited Partnership
     General Partner:  SCA Successor II, Inc.

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

The deed to the property was transferred to a SCA Successor- controlled partnership in February 1989.

                               1995            1994           1993
Total Revenues ($)           2,576,000       2,442,000      2,269,000
% Change from Prior Year          +5.5            +7.6           +7.9
Total Expenses ($)           1,413,000       1,298,000      1,191,000
% Change from Prior Year          +8.9            +9.0           +6.3
Debt Service Paid from
    Operations ($)           1,191,000       1,204,000      1,098,000
% Change from Prior Year          -1.1            +9.7          +15.1
Occupancy @ Year End (%)          99.4            98.1           98.7
Average Occupancy (%)             97.2            97.7           97.8

Rental Housing Market - The established rental retirement communities in Springfield which compete with The Montclair reported high occupancy and increasing rents again in 1995. To the best of the Managing General Partner's knowledge, no competing properties were constructed in Springfield in 1995 nor are any expected to be built in 1996.

1995 Property Operating Results - Total revenues rose as a result of increases in the property's market rents and rent increases for existing residents.
The Montclair's market rents were increased approximately 3% during the year. Total expenses grew due to increased payroll, administrative, insurance and financing costs. The increase in financing costs resulted from the February 1995 Financing.

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

SCA Successor, Inc. took control of the property in August 1991 when it replaced the general partner of the borrowing partnership.

                               1995            1994           1993
Total Revenues ($)           1,511,000       1,440,000      1,368,000
% Change from Prior Year          +4.9            +5.3           +8.1
Total Expenses ($)             946,000         824,000        860,000
% Change from Prior Year         +14.8            -4.2           +9.8
Debt Service Paid from
    Operations ($)             559,000         598,000        500,000
% Change from Prior Year          -6.5           +19.6           +8.7
Occupancy @ Year End (%)          98.8            98.2           97.6
Average Occupancy (%)             96.4            97.6           96.8

Rental Housing Market - Approximately 2,600 new apartments were completed in the Minneapolis/St. Paul region in 1995, which is down slightly from 1994. Apartment completions averaged 2,400 units annually over the last five years. There are about 1,500 multifamily units under construction now in the metropolitan region, with none located near Newport-on-Seven. To the best of the Managing General Partner's knowledge, no new properties are anticipated to begin construction in the vicinity of Newport-on-Seven in 1996.

The rental occupancy rate in the Minneapolis region increased slightly to 97.2% in 1995. In Newport-on-Seven's submarket, the rental occupancy rate was largely unchanged at 98.6%. Rents increased 4.2% over the year in the region and 3.4% in Newport-on-Seven's submarket. No rent concessions were offered at Newport-on-Seven in 1995 and concessions were virtually non-existent in the metropolitan region at year-end.

1995 Property Operating Results - Total revenues increased due to higher market rents and rent increases for existing residents. Total expenses grew due to higher marketing and apartment turnover costs and real estate taxes. Capital improvements also contributed to the increase in total expenses, as repairs were made to preserve the asset.

NEWPORT VILLAGE - Thornton, Colorado
     New Borrower:  Newport Village Limited Partnership
     General Partner:  SCA Successor II, Inc.

Newport Village is located in the city of Thornton, a suburb north of Denver. The property consists of 220 units with a mix of traditional three-story walkups and cottage style apartments. Apartment amenities include security systems, fireplaces, vaulted ceilings, washer/dryers and patios or balconies.

The deed to the property was transferred to a SCA Successor-controlled partnership in August 1989.

                                    1995           1994           1993
Total Revenues ($)                1,543,000      1,458,000      1,354,000
% Change from Prior Year               +5.8           +7.7           +9.4
Total Expenses ($)                  882,000        773,000        773,000
% Change from Prior Year              +14.1            0.0           +0.4
Debt Service Paid from
   Operations ($)                   712,000        640,000        577,000
% Change from Prior Year              +11.3          +10.9          +19.5
Occupancy @ Year End (%)               91.8           98.2           95.9
Average Occupancy (%)                  96.7           95.8           98.4

Rental Housing Market - The Denver rental market continued to be strong with an apartment occupancy rate of 96% at year-end, market rent increases of almost 7% and a surge in apartment completions to about 5,000 units during the year. However, the recent surge in construction is renewing fears of overbuilding as it contributes to somewhat lower occupancy, a slowing in the rate of market rent increases and a noticeable increase in the marketing of rental concessions compared to the early 1990's. A high volume of apartment construction is anticipated for the Denver region again in 1996.

Newport Village is located in the Northglenn/Thornton submarket. Occupancy in this submarket continued to decline, falling to about 94% at year-end compared to 98% several years ago. Market rents increased at a double digit pace in 1995; however, rental concessions were widely offered to support occupancy. Over the last several years, none of the new apartments built in the Denver region were located close enough to Newport Village to compete directly with it. However, this may change as almost 700 new units may be built in Newport's submarket in the next two years.

1995 Property Operating Results - Total revenues grew due to increased market rents and rent increases for existing residents. Market rents were increased approximately 11% during the year. Total expenses grew due to increases in capital improvements, professional fees and financing costs. The increase in financing costs resulted from the February 1995 Financing.

NICOLLET RIDGE - Burnsville, Minnesota
     New Borrower:  Nicollet Ridge Limited Partnership
     General Partner:  SCA Successor II, Inc.

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

The deed to the property was transferred to a SCA Successor-controlled partnership in December 1990.

                                 1995           1994           1993
Total Revenues ($)             2,814,000      2,613,000      2,610,000
% Change from Prior Year            +7.7           +0.1           +3.9
Total Expenses ($)             1,855,000      1,708,000      1,675,000
% Change from Prior Year            +8.6           +2.0           -1.9
Debt Service Paid from
    Operations ($)             1,021,000        912,000        908,000
% Change from Prior Year           +12.0           +0.4          +10.7
Occupancy @ Year End (%)            96.8           99.1           93.8
Average Occupancy (%)               99.0           95.6           96.1

Rental Housing Market - About 2,600 new apartments were completed in the Minneapolis/St. Paul region in 1995, which is down slightly from 1994. Apartment completions averaged 2,400 units annually over the last five years. There are about 1,500 multifamily units under construction now in the metropolitan region, of which none are near Nicollet Ridge. To the best of the Managing General Partner's knowledge, no new properties are anticipated to begin construction in the vicinity of Nicollet in 1996.

The rental occupancy rate in the Minneapolis region increased slightly to 97.2% in 1995. In Nicollet's submarket, the rental occupancy rate was unchanged from a year ago at a high 97.9%. Rents increased 4.2% over the year in the region and 6.1% in Nicollet's submarket. Rent concessions were offered very sparingly at Nicollet in 1995 and were virtually non-existent in the metropolitan region at year end.

1995 Property Operating Results - Total revenues grew due to higher occupancy, higher market rents and rent increases for existing residents. Total expenses grew due to increases in operating, real estate and financing costs. The increase in financing costs resulted from the February 1995 Financing.

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

SCA Successor, Inc. took control of the property in November of 1992 when it replaced the general partner of the borrowing partnership.

                                1995           1994           1993
Total Revenues ($)            2,648,000      2,803,000      2,749,000
% Change from Prior Year           -5.5           +2.0           -7.3
Total Expenses ($)            1,956,000      1,949,000      2,093,000
% Change from Prior Year           +0.4           -6.9          +21.9
Debt Service Paid from
    Operations ($)              653,000        922,000        639,000
% Change from Prior Year          -29.2          +44.3          -46.7
Occupancy @ Year End (%)           92.6           70.6           87.2
Average Occupancy (%)              81.6           80.3           80.6

Rental Housing Market - North Pointe and its competitors are still feeling the effects of California's economic recession and the severe overbuilding of apartments that occurred in the late 1980's. Market rents are stagnant or declining at some properties, vacancy rates run high and rental concessions are widely used to stimulate leasing activity. Market rents in San
Bernardino are no higher than they were six years ago and the vacancy rate hovers around 10%.

Fortunately, California's and San Bernardino's economies are showing signs of recovery as unemployment falls and the rate of job creation increases. Improvement in the rental market should be evident over the next several years as the economy grows, population and households increase and apartment construction stays at very low levels. Less than 500 new apartments were constructed in the San Bernardino region in 1995 and little construction is expected again in 1996. No apartments were built near North Pointe in 1995, and, to the best of the Managing General Partner's knowledge, none are anticipated in 1996.

1995 Property Operating Results - North Pointe's occupancy in 1995 was similar to 1994; however, total revenues fell because rental concessions were more widely employed to stimulate leasing activity and move-ins. The decline in revenues caused debt service payments from property operations to fall compared to 1994. As 1995 ended, North Pointe was at its highest occupancy (92%) in several years and the use of rental concessions had been greatly curtailed.

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

The property continues to be owned by the original borrowing partnership. The developer, as a requirement of the loan, has posted operating deficit letters of credit which remain in place until the property achieves a positive cash flow.

                                 1995           1994           1993
Total Revenues ($)             1,038,000       976,000        992,000
% Change from Prior Year            +6.4          -1.6           -2.5
Total Expenses ($)               489,000       425,000        381,000
% Change from Prior Year           +15.1         +11.5           -4.8
Debt Service Paid from
    Operations ($)               575,000       560,000        612,000
% Change from Prior Year            +2.7          -8.5           -2.1
Occupancy @ Year End (%)            88.3          94.5           89.1
Average Occupancy (%)               94.7          94.0           94.5

The Rental Market - Stimulated by the recovering California and local economies, the Salinas rental market continued its slow recovery in 1995. Apartment occupancy rates ranged from 95% to 97%. Rental concessions were minimal and market rents were increased slightly; however, at year-end, the marketing of concessions and some rent reductions were observed in response to falling occupancy. At Northridge, occupancy also declined late in 1995, but rebounded to 94% early in 1996.

There were no apartments constructed in the Salinas area in 1995, nor, to the best of the Managing General Partner's knowledge, are any expected to be built in 1996.

1995 Property Operating Results - Total revenues increased due to higher occupancy and an increase in the number of corporate apartments (which command higher rents). Total expenses grew due to higher payroll, repairs and maintenance, corporate apartment and tax and insurance costs. The property was repainted in 1995. This improvement increases the property's curb appeal and should contribute to higher occupancy and rents in 1996.

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

The property continues to be owned by the original borrowing partnership. The success of Riverset's Phase I led the developers to build Phase II consisting of 148 units whereby both Phases share common amenities and recreational facilities.

                                1995            1994            1993
Total Revenues ($)            2,542,000       2,425,000       2,325,000
% Change from Prior Year           +4.8            +4.3            +4.6
Total Expenses ($)              995,000         855,000         758,000
% Change from Prior Year          +16.4           +12.8            -1.4
Debt Service Paid from
    Operations ($)            1,510,000       1,490,000       1,510,000
% Change from Prior Year           +1.3            -1.3            +9.4
Occupancy @ Year End (%)           97.4            96.6            97.4
Average Occupancy (%)              97.7            97.2            95.4

Rental Housing Market - New apartment construction in the Memphis/Shelby County market increased significantly in 1995. A total of 1,100 apartment units were completed in the region compared with 300 units a year earlier. This trend is accelerating as an additional 2,000 units are scheduled for completion in 1996. Apartment construction in the downtown Memphis submarket during 1995 included the completion of the rehabilitation of a 156-unit building and the start of the rehabilitation of another 202-unit building. The completion of these units did not affect occupancy at Riverset. Plans were announced for the construction of a 198-unit property at the north end of Mud Island and, although it will not have the recreational facilities of Riverset, the property is expected to have an impact on Riverset's occupancy in late 1996 and 1997.

In 1995, average occupancy in the Memphis region (for units built after 1984) remains high at 95.7% and market rents in the region increased by 3.7%. In Riverset's downtown submarket, year-end occupancy was 96% and rents increased by 5.9%. Riverset's performance closely mirrored that of its submarket.

1995 Property Operating Results - Total revenues increased due to higher occupancy, higher market rents (5% increase) and increases in rents for existing residents. Total expenses increased due to the completion of major capital improvements which were designed to preserve the asset and increase its curb appeal. The property continues to pay most of its base interest obligation from property operations, with the balance coming from property-level reserves.

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

The property is owned by the original borrowing partnership.

                                 1995           1994           1993
Total Revenues ($)             1,853,000      1,707,000      1,648,000
% Change from Prior Year            +8.6           +3.6           +4.5
Total Expenses ($)               911,000        907,000        853,000
% Change from Prior Year            +0.4           +6.3           +4.4
Debt Service Paid from
    Operations ($)               831,000        801,000        785,000
% Change from Prior Year            +3.7           +2.0           +7.4
Occupancy @ Year End (%)            99.5           98.5           96.5
Average Occupancy (%)               98.8           98.0           97.7

Rental Housing Market - About 2,600 new apartments were completed in the Minneapolis/St. Paul region in 1995, which is down slightly from 1994. Apartment completions averaged 2,400 units annually over the last five years. There are about 1,500 multifamily units under construction now in the metropolitan region, with none near Southfork Village. To the best of the Managing General Partner's knowledge, no new properties are anticipated to begin construction in the vicinity of Southfork in 1996.

The rental occupancy rate in the Minneapolis region increased slightly to 97.2% in 1995. In Southfork's submarket, the rental occupancy rate was unchanged from a year ago at a high 97.9%. Rents increased 4.2% over the year in the region and 6.1% in Southfork's submarket. Rent concessions were not offered at Southfork in 1995 and were virtually non-existent in the metropolitan region at year-end.

1995 Property Operating Results - Total revenues increased due to higher market rents and rent increases for existing residents. Southfork's market
rents were increased 9.0% during 1995.   The property was able to pay all of
its base interest from property operations and contingent interest payments are expected in 1996.

STEEPLECHASE FALLS - Knoxville, Tennessee
     New Borrower:  Steeplechase Falls II Limited Partnership
     General Partner:  SCA Successor II, Inc.

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

The deed to the property was transferred to a SCA Successor-controlled partnership in July 1993.

                                1995           1994           1993
Total Revenues ($)            2,976,000      2,807,000      2,633,000
% Change from Prior Year           +6.0           +6.6           +2.5
Total Expenses ($)            1,436,000      1,434,000      1,314,000
% Change from Prior Year           +0.1           +9.1           -1.0
Debt Service Paid from
    Operations ($)            1,617,000      1,354,000      1,317,000
% Change from Prior Year          +19.4           +2.8          +17.3
Occupancy @ Year End (%)           90.7           94.2           95.6
Average Occupancy (%)              93.3           94.7           96.2

Rental Housing Market - There was no new construction of traditional, garden-style apartment communities in Knoxville in 1995; however, one property was built which caters solely to University of Tennessee students. Although Steeplechase does not have a large student population, this new construction did have a negative impact on occupancy throughout the year. According to published sources, there is one 100-unit property under construction which will begin leasing in the spring of 1996 but, given its distance from Steeplechase, it is not expected to compete with Steeplechase.

The region's occupancy rate decreased from 96.5% in 1994 to 94.3% in 1995. Similarly, the occupancy rate in Steeplechase's submarket decreased slightly from 97% in 1994 to 96% in 1995. Steeplechase's experience mirrored that of its submarket where the use of rental concessions and vacancy increased due to weakening market conditions at year-end.

1995 Property Operating Results - Total revenues increased due to higher market rents (3.2% increase) and rent increases for existing residents. Total expenses increased minimally resulting in a significant increase in debt service paid from operations.

VILLA HIALEAH - Hialeah, Florida
     Borrower: Shelter Group Southeast-Hialeah, A Limited Partnership General Partner: Shelter Group Southeast, Inc.

Villa Hialeah is located on a ten acre parcel in Hialeah, Florida. The site is conveniently located ten miles from the Miami International Airport and approximately 15 miles north of downtown Miami. The property is situated between the Florida Turnpike and the Palmetto Expressway. Villa Hialeah consists of 39 two-story townhouse units plus 206 apartments in two, four-story elevator buildings. The complex is enclosed by a security fence. Amenities at Villa Hialeah include a swimming pool, sundeck and clubhouse/ activity center. The clubhouse has complete kitchen facilities.

The property continues to be owned by the original borrowing partnership.

                                 1995          1994           1993
Total Revenues ($)             1,764,000     1,764,000      1,685,000
% Change from Prior Year             0.0          +4.7           +7.4
Total Expenses ($)               943,000       991,000        918,000
% Change from Prior Year            -4.8          +8.0           -2.2
Debt Service Paid from
    Operations ($)               762,000       750,000        772,000
% Change from Prior Year            +1.6          -2.8          +19.0
Occupancy @ Year End (%)            96.7          95.1          100.0
Average Occupancy (%)               96.4          97.2           99.8

Rental Housing Market - The number of apartments constructed in the Dade County market increased again in 1995 to the highest level since the late 1980's. The apartment occupancy rate continued its several year decline and market rents were flat or increased slowly. However, although lower than the last several years, the occupancy rate stood at a healthy 95% and market rents were able to sustain the high levels that followed Hurricane Andrew.
In the Hialeah submarket, apartment occupancy stood at 97% at year end, although the offering of rental concessions was prevalent. Market rents were largely unchanged. Several small properties totaling several hundred units were completed in Hialeah in 1995.

1995 Property Operating Results - Total revenues did not increase because occupancy was lower compared to 1994. Total expenses decreased as a result of lower payroll, utilities and insurance costs. The property was able to pay 94.4% of its base interest obligation from property operations, with the remainder coming from property-level reserves.

WHISPERING LAKE - Kansas City, Missouri
     New Borrower:  Whispering Lake Limited Partnership
     General Partner:  SCA Successor II, Inc.

Whispering Lake is located off of Interstate 70 in a quiet suburb 15 minutes east of Kansas City. The property is only one mile east of the Truman Sports Complex which houses two professional sports teams. The property consists of 16 multiple story garden style buildings totaling 384 units. The property has a well equipped clubhouse which overlooks a lake. This facility includes a health club with complete exercise facilities, spa, weight room and sauna. A swimming pool adjacent to the clubhouse is also available for resident's use, and tennis courts are located nearby. Covered parking is available for 70% of the residents. Apartment unit amenities include washer/dryers, microwaves and fireplaces.

The deed to the property was transferred to a SCA Successor-controlled partnership in September 1992.

                                1995            1994            1993
Total Revenues ($)            2,270,000       2,038,000       1,966,000
% Change from Prior Year          +11.4            +3.7            -0.9
Total Expenses ($)            1,212,000       1,047,000       1,188,000
% Change from Prior Year          +15.8           -11.8            -1.1
Debt Service Paid from
    Operations ($)            1,161,000         924,000         685,000
% Change from Prior Year          +25.6           +34.9            +6.0
Occupancy @ Year End (%)           95.1            95.3            88.3
Average Occupancy (%)              96.3            92.5            90.8

Rental Housing Market - The number of new apartments built has increased over each of the last four years, with about 1,400 new units being completed in the Kansas City region in 1995. None of these properties were built in Whispering Lake's submarket nor, to the best of the Managing General Partner's knowledge, are any expected to be built there in 1996.

Occupancy rose to 96.0% and market rents increased about 4.7% in the region during the year. In Whispering Lake's southeast market area, occupancy climbed to 93.6% from 89% a year ago, while rents increased about 7%.

1995 Property Operating Results - Total revenues increased due to higher occupancy and market rents and rent increases for existing residents. Market rents were increased 3% during the year. Total expenses rose due to increases in payroll, real estate tax, insurance and financing costs. The increase in financing costs resulted from the February 1995 Financing.

WILLOWGREEN - Fife, Washington
     New Borrower:  Willowgreen Limited Partnership
     General Partner:  SCA Successor, Inc.

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

The deed to the property was transferred to a SCA Successor-controlled partnership in November 1994.

                                1995           1994           1993
Total Revenues ($)            1,369,000      1,376,000      1,365,000
% Change from Prior Year           -0.5           +0.8           +9.5
Total Expenses ($)              751,000        750,000        692,000
% Change from Prior Year           +0.1           +8.4           -3.6
Debt Service Paid from
    Operations ($)              644,000        637,000        665,000
% Change from Prior Year           +1.1           -4.2          +25.5
Occupancy @ Year End (%)           92.9           96.7           93.4
Average Occupancy (%)              92.5           94.0           93.9

Rental Housing Market - Apartment construction in Pierce County increased significantly in 1995 as approximately 1,000 units were completed. The majority of this construction (880 units) occurred in the Lakewood and Puyallup Valley submarkets. A similar level of apartment construction (approximately 1,000 units) is projected in 1996 with 300 of these units expected to be built in Willowgreen's submarket. To the best of the Managing General Partner's knowledge, none of these units will be constructed near Willowgreen.

The rental occupancy rate in Pierce County decreased from 94.5% in late 1994 to 92.4% in late 1995. The occupancy rate in Willowgreen's submarket showed a less severe change decreasing from 95% occupancy at year-end 1994 to 93.5% occupancy at year-end 1995. Market rents showed minimal increases and the use of concessions increased in both the Pierce County and the Willowgreen submarkets.

1995 Property Operating Results - Total revenues declined slightly due to lower occupancy and an increase in the use of rental concessions. Total expenses were largely unchanged from 1994 and debt service paid from property operations increased slightly.

Designated Successor General Partner

     In order to avoid a disruption to the activities of an original borrower of a mortgage loan in the event of the bankruptcy of its general partner, the Partnership may require that each partnership agreement of an original borrower require the designation of an entity, acceptable to the Partnership, to act as a successor general partner (or successor managing general partner). Such successor can be neither (1) a BAC Holder, nor (2) a general nor limited partner of the Partnership, nor (3) a parent, child or spouse of any one of the foregoing. An affiliate of the General Partners, however, may act as a successor general partner. The bankrupt general partner will have its interest converted to that of a limited partner. The successor general partner(if it is not an affiliate of the General Partners) may succeed to any fees payable to the prior general partner but will not receive any other fees in connection with its acting as successor general partner. If the successor general partner is an affiliate of the General Partners, it may succeed only to any builder and developer's overhead allowance and property management fee otherwise payable to the predecessor general partner. Also, the General Partners can require the original borrower to transfer the deed in lieu of the Partnership pursuing foreclosure action to a New Borrower, whose general partner is an affiliate of the General Partners.

     In addition, certain information with respect to the mortgage revenue bonds, and the properties securing the mortgage revenue bonds, is set forth herein.

     During 1988, the Partnership entered into workout negotiations with the borrower of the Barkley Place project. This transfer of deed was the result of borrower-initiated workout negotiations as a result of financial difficulties and differences among the individual partners within the original borrowing entity. As a result, on September 8, 1988, a limited partnership with SCA Successor, Inc. (the "New Borrower"), an affiliate of the
Managing General Partner, as general partner, received the deed to the Barkley Place property in lieu of the Partnership pursuing foreclosure actions against the borrower. The original borrower transferred the deed in exchange for release from their operating deficit guarantee.

     During 1989, the borrowing entities for both the Montclair and the Newport Village properties initiated workout negotiations with the Partnership. The original borrower of the Montclair property sought workout negotiations with the Partnership after the Partnership had called $447,903 in a letter of credit collateralizing operating losses and after funding approximately $60,000 in operating deficits. On March 3, 1989, the original borrower for the Montclair transferred the deed of the property in lieu of foreclosure to a New Borrower. The original borrower of the Newport Village property sought workout negotiations with the Partnership after the guarantor experienced personal financial difficulties. On August 31, 1989, the original borrower for Newport Village transferred the deed in lieu of foreclosure to a New Borrower in order to avoid the bankruptcy of the original borrowing partnership and the principal.

     In September 1989, just prior to the occurrence of a monetary default, the borrower for the Steeplechase Falls project declared bankruptcy in an attempt to abandon the property and thereby relieve the guarantors of their obligation under the operating deficit guarantees. A trustee was appointed by the bankruptcy court to preside over the property and the operations. Prior to the release of the trustee in November 1989, an affiliate of the Managing General Partner was appointed by the trustee to assume the management function of the property. On March 18, 1993 the Partnership successfully transferred the deed in lieu of foreclosure to a New Borrower.

     During 1990 the Managing General Partner entered into negotiations with St. Louis Park Housing Partners, the borrowing partnership for Newport-on-Seven, a Series I property. These negotiations were concluded on August 6, 1991, whereby the general partner of the original borrower was replaced by an affiliate of the Managing General Partner, SCA
Successor, Inc. As a result, the operating deficit guarantee was released in return for a pledge of approximately $390,000 in syndication proceeds to be obtained from the limited partners of the original partnership. All syndication proceeds have been collected.

     In December 1990, the Managing General Partner successfully negotiated with the original borrower to transfer the deed to the Nicollet Ridge property in lieu of foreclosure to a New Borrower. This action resulted after a series of actions taken against the borrower when the property came into monetary default. One of the three guarantors under the limited operating deficit guarantee had declared bankruptcy and a receiver was appointed to preside over the property's operations. At the time the transfer was executed, the original borrower was released from the operating deficit guarantee.

     In March 1991, at the request of the Managing General Partner, a receiver was appointed by the court to take control of the Creekside property from the original borrower. The appointment of the receiver was sought because of debt service delinquency and the guarantors' failure to perform under the limited operating deficit guarantee during 1991. Various legal delays on the part of the original borrower delayed the transfer of the deed to a New Borrower. On February 9, 1994, a New Borrower received the deed to the Creekside property in lieu of the Partnership pursuing foreclosure actions against the borrower.

     In May 1991, the Managing General Partner and the original borrowers of Gilman Meadows, Mallard Cove I and Mallard Cove II, all of which were controlled by the same general partner, entered into an agreement that provided for an affiliate of the Managing General Partner to assume management of the properties effective June 1, 1991, and for the borrowers to grant deeds-in-lieu of foreclosure to New Borrowers. On June 1, 1992, the deeds were successfully transferred to New Borrowers.

     In August 1991, the borrowing partnership for The Meadows was declared in default for failure to pay its full base interest. Project level reserves available to supplement interest payments from operations had been exhausted prior to that date. The guarantor fulfilled its obligations to fund operating deficits through January 1991 and was therefore not legally obligated to fund the subsequent deficits. The principals of the original borrower indicated an unwillingness to make voluntary capital contributions to pay the deficit in interest. Accordingly, after subsequent workout discussions, the original borrower transferred the deed to the property to a New Borrower on March 2, 1992.

     In September 1991, the borrowing partnerships for North Pointe
(formerly Shandin Hills) and Whispering Lake were declared in default for failure to pay their full base interest. After the guarantor for each property indicated its inability to fully fund, on a current basis, the operating deficits for either property, the Managing General Partner entered into workout discussions with the guarantor and respective borrowers. As a result of these negotiations, settlement agreements were executed with the guarantor and respective borrowers for each property. Under a settlement agreement dated November 23, 1992, the third party guarantor of both original borrowers, agreed to perform fully under the limited operating deficit guarantee. The Managing General Partner required that the amounts due under the limited operating deficit guarantees be paid from the assignment of a partnership interest which has predictable income. To date, the third party guarantor has continued to perform in accordance with the settlement agreement. On September 2, 1992 the deed to the Whispering Lake property was transferred to a New Borrower in lieu of foreclosure by the Partnership. On November 11, 1992, SCA Successor, Inc., an affiliate of the Managing General Partner, replaced the managing general partner of the original borrower.

     During 1993, the borrowing partnerships for Willowgreen and
Hamilton Chase were declared in default for failure to pay the full base interest, and the guarantors were unable to fully fund the deficit. In the third quarter of 1993, the Partnership in anticipation of pending default, initiated workout discussions with the borrowing partnership of Willowgreen in an effort to induce the principals to either make advances to cover the anticipated shortfalls or to transfer the property's deed to a New Borrower.
The original borrower did not make the necessary advances, and accordingly, on November 21, 1994 the deed to Willowgreen was
transferred to a New Borrower in lieu of foreclosure by the Partnership.   On
February 24, 1994, an agreement was reached whereby an affiliate of the Managing General Partner replaced the managing general partner of the original borrowing partnership for the Hamilton Chase property. This agreement resulted from the original borrower's failure to pay its full debt service obligation. Prior to the default, the original borrower fully performed on its operating deficit guarantee and voluntarily supplemented debt service payments for over a year. The amended partnership agreement was executed on June 13, 1994 thus completing the workout negotiations.

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

Parity Working Capital Loans

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

Operating Reserves and Operating Deficit Guarantees

     The Partnership required the borrowers of to-be-constructed mortgage properties to establish an operating reserve to be funded, to the extent available, from a portion of income generated from operations of the mortgage property during the construction period. Funds from the operating reserves, if any, are withdrawn as necessary to cover operating deficits of the mortgage property and are used to make payments of base interest on the property's mortgage loan.

     In addition, the borrower or an affiliate of the borrower under all mortgage loans has provided the Partnership with operating deficit guarantees as additional security for all mortgage loans. Such guarantees are to cover operating deficits of the mortgage properties (calculated without deducting fees paid to the developer) for a period of three years following the completion of construction of the mortgaged property, up to a maximum amount outstanding at any one time which (when combined with interest on advances under such guarantees) equals 5% of the total principal amount of the mortgage loan on the mortgaged property. Such advances shall bear interest at either the prime interest rate as established by a previously agreed upon commercial bank or the interest rate at which the guarantor borrowed to obtain the funds to make such advances, compounded annually, and will be required to be repaid, with interest upon an applicable sale or repayment. The amount due will reduce the amount of sale or repayment proceeds used in calculating the deferred contingent interest due on such date.


Administration of Mortgage Loans

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


- ------------------------------------------------------------------------------------------------------------------------------
                    |             |          |             |         |   Total     |    Total    |   Total     |    Total    |
Mortgaged           |             |          |  Occupancy  |Occupancy|  Operating  |  Operating  |  Operating  |  Operating  |
Property Name &     |    Loan     |  Total   |    as of    |  as of  |  Revenues(1)|  Revenues(1)|Expenses (1) |Expenses (1) |
Location            |   Amount    |  Units   |  12/31/95   |12/31/94 |1/95 to 12/95|1/94 to 12/94|1/95 to 12/95|1/94 to 12/94|
- -----------------------------------------------------------------------------------------------------------------------------
SERIES I            |             |          |             |         |             |             |             |             |
Alban Place         |  10,500,000 |      194 |        87.6%|    95.4%|   1,605,059 |   1,547,418 |     781,186 |     755,003 |
  Frederick, MD     |             |          |             |         |             |             |             |             |
Barkley Place       |   9,630,000 |      156 |        92.9%|    94.9%|   2,972,525 |   2,798,059 |   2,121,967 |   1,919,862 |
  Fort Myers, FL    |             |          |             |         |             |             |             |             |
Creekside Village   |  11,985,000 |      296 |        95.3%|    94.6%|   1,515,882 |   1,561,986 |     880,200 |     831,544 |
  Sacramento, CA    |             |          |             |         |             |             |             |             |
Lakeview Garden     |   9,307,500 |      180 |        92.2%|    95.0%|   1,164,534 |   1,199,223 |     786,530 |     607,198 |
  Dade County, FL   |             |          |             |         |             |             |             |             |
The Montclair       |  15,465,000 |      159 |        99.4%|    98.1%|   2,576,352 |   2,441,634 |   1,413,079 |   1,297,602 |
  Springfield, MO   |             |          |             |         |             |             |             |             |
Newport Village     |  10,880,000 |      220 |        91.8%|    98.2%|   1,543,033 |   1,457,545 |     882,187 |     773,146 |
  Thornton, CO      |             |          |             |         |             |             |             |             |
Newport on Seven    |  10,800,000 |      167 |        98.8%|    98.2%|   1,511,055 |   1,439,834 |     946,292 |     824,326 |
  St. Louis Park, MN|             |          |             |         |             |             |             |             |
Nicollet Ridge      |  20,340,000 |      339 |        96.8%|    99.1%|   2,813,967 |   2,612,751 |   1,854,995 |   1,707,705 |
  Burnsville, MN    |             |          |             |         |             |             |             |             |
North Pointe        |  25,850,000 |      540 |        92.6%|    70.6%|   2,648,467 |   2,803,023 |   1,956,484 |   1,949,262 |
  San Bernardino, CA|             |          |             |         |             |             |             |             |
Northridge Park II  |   8,950,000 |      128 |        88.3%|    94.5%|   1,038,209 |     975,723 |     489,311 |     425,011 |
  Salinas, CA       |             |          |             |         |             |             |             |             |
Riverset Apartments |   6,535,000 |      120 |        97.4%|    96.6%|     866,433 |     826,480 |     339,004 |     291,549 |
  Memphis, TN       |             |          |             |         |             |             |             |             |
Steeplechase Falls  |  18,100,000 |      450 |        90.7%|    94.2%|   2,976,103 |   2,807,188 |   1,436,478 |   1,433,618 |
  Knoxville, TN     |             |          |             |         |             |             |             |             |
Villa Hialeah       |  10,250,000 |      245 |        96.7%|    95.1%|   1,763,819 |   1,763,623 |     943,444 |     991,212 |
  Hialeah, FL       |             |          |             |         |             |             |             |             |
Willowgreen         |   9,450,000 |      241 |        92.9%|    96.7%|   1,368,701 |   1,376,104 |     750,671 |     750,439 |
  Fife, WA          |             |          |             |         |             |             |             |             |
- -----------------------------------------------------------|---------|--------------------------------------------------------
TOTALS:             | 178,042,500 |    3,435 |-------------|---------|  26,364,139 |  25,610,591 |  15,581,828 |  14,557,477 |
- ------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------
                    |                |             |             |
                    |                |             |1/95 to 12/95|
Mortgaged           |1/95 to 12/95   |1/95 to 12/95|    Cash     |
Property Name &     |Debt Service    |Debt Service |Available for|
Location            |  Due ($)       |Paid ($) (3) | SCATEF (4)  |
- ------------------------------------------------------------------
SERIES I            |                |             |             |
Alban Place         |     826,875    |     826,875 |     826,875 |
  Frederick, MD     |                |             |             |
Barkley Place       |   1,217,151 (2)|   1,032,431 |     398,780 |
  Fort Myers, FL    |                |             |             |
Creekside Village   |     898,875    |     737,177 |     737,177 |
  Sacramento, CA    |                |             |             |
Lakeview Garden     |     721,331    |     404,125 |     404,125 |
  Dade County, FL   |                |             |             |
The Montclair       |   1,507,179 (2)|   1,540,747 |     613,772 |
  Springfield, MO   |                |             |             |
Newport Village     |     954,678 (2)|   1,024,906 |     316,153 |
  Thornton, CO      |                |             |             |
Newport on Seven    |     877,500    |     559,100 |     559,100 |
  St. Louis Park, MN|                |             |             |
Nicollet Ridge      |   2,064,553 (2)|   2,164,053 |   1,143,116 |
  Burnsville, MN    |                |             |             |
North Pointe        |   2,035,688    |     752,559 |     752,559 |
  San Bernardino, CA|                |             |             |
Northridge Park II  |     671,250    |     671,250 |     671,250 |
  Salinas, CA       |                |             |             |
Riverset Apartments |     514,631    |     514,631 |     514,631 |
  Memphis, TN       |                |             |             |
Steeplechase Falls  |   2,162,401 (2)|   2,061,218 |     818,962 |
  Knoxville, TN     |                |             |             |
Villa Hialeah       |     807,188    |     807,180 |     807,180 |
  Hialeah, FL       |                |             |             |
Willowgreen         |     756,000    |     643,559 |     643,559 |
  Fife, WA          |                |             |             |
Cash from Other     |                |             |             |
  Sources (5)       |                |             |   2,187,329 |
- ------------------------------------------------------------------
TOTALS:             |  16,015,300    |  13,739,811 |  11,394,568 |
- ------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------------------
                    |              |            |             |         |   Total     |    Total    |   Total     |    Total    |
Mortgaged           |              |            |  Occupancy  |Occupancy|  Operating  |  Operating  |  Operating  |  Operating  |
Property Name &     |    Loan      |   Total    |    as of    |  as of  |  Revenues(1)|  Revenues(1)|Expenses (1) |Expenses (1) |
Location            |   Amount     |   Units    |  12/31/95   |12/31/94 |1/95 to 12/95|1/94 to 12/94|1/95 to 12/95|1/94 to 12/94|
- ---------------------------------------------------------------------------------------------------------------------------------
SERIES II           |              |            |             |         |             |             |             |             |
Emerald Hills       |   7,250,000  |        130 |        94.6%|    98.5%|   1,041,954 |   1,044,895 |     528,981 |     503,731 |
  Issaquah, WA      |              |            |             |         |             |             |             |             |
Gilman Meadows      |   7,100,000  |        125 |        99.2%|    93.6%|   1,098,373 |   1,024,228 |     567,970 |     504,411 |
  Issaquah, WA      |              |            |             |         |             |             |             |             |
Hamilton Chase      |  13,975,000  |        300 |        94.7%|    90.0%|   2,029,139 |   1,942,885 |   1,248,314 |   1,168,785 |
  Chattanooga, TN   |              |            |             |         |             |             |             |             |
Mallard Cove I      |   2,610,000  |         63 |        95.2%|    95.2%|     356,434 |     356,864 |     228,469 |     244,564 |
  Everett, WA       |              |            |             |         |             |             |             |             |
Mallard Cove II     |   6,740,000  |        135 |        95.6%|    95.6%|     874,043 |     883,721 |     510,163 |     550,292 |
  Everett, WA       |              |            |             |         |             |             |             |             |
The Meadows         |   7,200,000  |        200 |        93.0%|    99.5%|   1,216,658 |   1,126,260 |     611,860 |     587,195 |
  Memphis, TN       |              |            |             |         |             |             |             |             |
Riverset Apartments |  12,640,000  |        232 |        97.4%|    96.6%|   1,675,918 |   1,598,637 |     655,725 |     563,936 |
  Memphis, TN       |              |            |             |         |             |             |             |             |
Southfork Village   |  10,550,000  |        200 |        99.5%|    98.5%|   1,853,433 |   1,707,236 |     911,443 |     907,126 |
  Lakeville, MN     |              |            |             |         |             |             |             |             |
Whispering Lake     |  18,190,000  |        384 |        95.1%|    95.3%|   2,270,271 |   2,037,730 |   1,212,352 |   1,046,973 |
  Kansas City, MO   |              |            |             |         |             |             |             |             |
- --------------------------------------------------------------|---------|--------------------------------------------------------
TOTALS:             |  86,255,000  |      1,769 |-------------|---------|  12,416,223 |  11,722,456 |   6,475,277 |   6,077,013 |
- ---------------------------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------
                    |                |             |1/95 to 12/95|
Mortgaged           |1/95 to 12/95   |1/95 to 12/95|    Cash     |
Property Name &     |Debt Service    |Debt Service |Available for|
Location            |  Due ($)       |Paid ($) (3) | SCATEF (4)  |
- -----------------------------------------------------------------
SERIES II           |                |             |             |
Emerald Hills       |     561,875    |     561,875 |     561,875 |
  Issaquah, WA      |                |             |             |
Gilman Meadows      |     620,435 (2)|     695,449 |     260,655 |
  Issaquah, WA      |                |             |             |
Hamilton Chase      |   1,123,210 (2)|   1,159,236 |     397,687 |
  Chattanooga, TN   |                |             |             |
Mallard Cove I      |     235,261 (2)|     240,462 |     122,661 |
  Everett, WA       |                |             |             |
Mallard Cove II     |     545,577 (2)|     565,987 |     213,779 |
  Everett, WA       |                |             |             |
The Meadows         |     951,578 (2)|     806,284 |     432,234 |
  Memphis, TN       |                |             |             |
Riverset Apartments |     995,400    |     995,400 |     995,400 |
  Memphis, TN       |                |             |             |
Southfork Village   |     830,813    |     830,813 |     830,813 |
  Lakeville, MN     |                |             |             |
Whispering Lake     |   1,807,152 (2)|   1,919,663 |     766,578 |
  Kansas City, MO   |                |             |             |
Cash from Other     |                |             |             |
  Sources (5)       |                |             |   1,553,797 |
- ------------------------------------------------------------------
TOTALS:             |   7,671,301    |   7,775,169 |   6,135,479 |
- ------------------------------------------------------------------


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

New Business

The Financing

     On February 14, 1995, the Partnership consummated a transaction in which it raised gross proceeds through the sale of $67,700,000 in aggregate principal amount of Multifamily Mortgage Revenue Bond
Receipts, (collectively, the "Receipts"), referred to as the "Financing."  See
Note 3 to financial statements included herein.

Proposed New Investment Structure

     On March 29, 1996, the Partnership filed on Form S-4 a
Prospectus/Consent Solicitation under the Securities Act of 1933. The Prospectus/Consent Solicitation describes a business strategy for the future of the Partnership's investments and a new investment structure developed by the Managing General Partner which, while there can be no assurances, is anticipated to enhance the value of BAC Holder investments. The transaction will provide BAC Holders with different investment choices designed to fit their individual investment objectives. These choices will provide BAC Holders with the opportunity to exchange their BACs for: a) liquid, growth-oriented securities, b) securities which are substantially similar to BACs subsequent to the Financing, but assume a special capital distribution, and/or c) securities whose distributions are substantially similar to BACs as they existed prior to the Financing. The Partnership anticipates presenting the transaction to BAC Holders for consideration in the near future. For the year ended December 31, 1995, approximately $1.5 million was expensed related to the preparation of the Prospectus/Consent
Solicitation.


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

     For the years ended December 31, 1995, 1994 and 1993, cash distributions paid or accrued per BAC to the Series I BAC Holders were $52.50, $50.00 and $50.00, respectively. Of the amount paid to Series I
BAC Holders in 1995, approximately $5.50 per BAC represented a return of investor capital and was not subject to the cash flow distribution splits described above. Cash distributions paid or accrued per BAC to the Series
II BAC Holders for the years ended December 31, 1995, 1994 and 1993, were $55.00, $55.00 and $60.00, respectively. Of these amounts paid to Series II BAC Holders in 1995, 1994 and 1993, approximately $1.03, $3.12 and $5.19 per BAC, respectively, represented a return of investor capital and this was not subject to the cash flow distribution splits described above.

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

     The Partnership previously has presented financial statements for each of Series I and Series II reflecting the pool of investments attributable to each Series. Following a review of the Partnership's financial statements in 1995, the Staff of the Securities and Exchange Commission (the "SEC") concluded, and the Managing General Partner agreed, that the Partnership would present financial statements comprising both Series I and Series II. Financial information with respect to each Series is set forth supplementally in Note 9 to the Partnership's financial statements included herein. The consolidated financial statements of the Partnership include the Partnership (comprising both Series I and Series II), the SCA Tax Exempt Trust (the "Trust") and MLP III Investment Limited Partnership ("MLP III"). The
Trust and MLP III are discussed in more detail below.


Significant Events

The Financing

     As discussed in previous reports, the Managing General Partner consummated a transaction on February 14, 1995 (the "Financing"), which raised gross proceeds through the sale of $67,700,000 in aggregate principal amount of Multifamily Mortgage Revenue Bond Receipts (collectively, the "Receipts"). The Receipts are collateralized by a pool of eleven of the original Bonds held by the Partnership (five for Series I, specifically, The Montclair, Newport Village, Nicollet Ridge, Steeplechase Falls and Barkley Place, and six for Series II, specifically, Mallard Cove I, Mallard Cove II, Whispering Lake, Gilman Meadows, Hamilton Chase and The Meadows).
These eleven Bonds all relate to properties that defaulted on their original debt obligations. The cash stream from one additional Bond, Creekside Village ("Creekside"), which also defaulted on its original debt obligation, has been pledged as further security for the Financing. The properties collateralizing these 12 Bonds are owned by operating partnerships whose general partners are SCA Successor II, Inc., an affiliate of the Managing General Partner. The other Bonds held by the Partnership are unaffected by the Financing.

     The eleven Bonds, in the aggregate principal amount of $126,590,000, were refunded by the issuers of such Bonds (the "Refunding"). As a result, a Series A Bond and a Series B Bond (whose aggregate principal amount equals that of the original Bonds) were exchanged for each of the original Bonds. The aggregate principal amount of the Series A Bonds and Series B Bonds is $67,700,000 and $58,890,000, respectively. Each Series B Bond is subordinate to the related issue of Series A Bonds. In addition, the maturity date for each Bond has been extended to January 2030.

     Under the Financing, as a result of selling the Receipts in the Series A Bonds to unrelated investors, the Partnership no longer has any interests in the Series A Bonds. The Series A Bonds bear interest at various fixed rates per annum, ranging from 7.05% to 7.40%, and are due and payable monthly. The Series A Bonds are subject to mandatory sinking fund redemptions commencing January 1, 2001 and continuing through maturity.

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

     The Series A Bonds were then deposited by the Trust with a custodian and the additional proceeds were raised through the sale of Receipts in the Series A Bonds to Receipt holders. As a result of the sale of Receipts in the Series A Bonds, the Partnership no longer has any interests in the Series A Bonds. Consequently, the Partnership recognized a gain of approximately $623,000. Included in this amount is a portion of the net unrealized gain associated with the refunded Bonds of approximately $2.3 million, net of selling expenses of approximately $1.7 million. The Receipts are credit enhanced by Financial Security Assurance Inc. ("FSA") and are rated AAA and Aaa by Standard and Poors and Moody's, respectively. The General Partners believe that the transaction costs, all of which were paid to independent third parties, incurred pursuant to the Financing were appropriate and consistent with transactions of similar size and characteristics.

     Through the Series A Bonds, held by the custodian, the Receipt holders have a preferred return position so that a guaranteed, fixed-rate tax-exempt return will be paid by the operating partnerships. The operating partnerships entered into an interest rate swap agreement whereby a portion of the fixed interest rate under the Series A Bonds was swapped for a floating tax-exempt interest rate through 2004. This mechanism is intended to allow the Partnership to realize the potential benefit of traditionally lower floating tax-exempt interest rates by lowering the effective cost of the Series A Bonds to the operating partnerships which, for 1995, enabled the operating partnerships to pay an additional $1.3 million in Series B Bond interest payments to the Partnership. Under this interest rate swap, the operating partnerships are obligated to pay a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. Also, an interest rate cap was purchased for approximately $4.2 million by the operating partnerships, funded from a loan from MLP II (see below), the source of which was a portion of the net Financing proceeds.
This interest rate cap serves to limit the operating partnerships' exposure (and ultimately the Partnership's) resulting from the floating tax-exempt interest rate obligation.

     In order to obtain credit enhancement and an investment grade rating of the Receipts, the cash stream from the eleven properties collateralizing the Bonds (and the Creekside Bond) was pledged to FSA. Any cash in excess of the amount needed to pay interest on the Receipts is then paid for the benefit of BAC Holders through the Notes, as defined below, and the Series B Bonds. The cash flow generated on assets acquired with the new proceeds, as discussed below, and any net proceeds received under the swap agreement also will be for the benefit of BAC Holders. These cash streams are not pledged to the Receipt holders.

     In return for the sale of Receipts in the Series A Bonds, the Trust,
for the benefit of the Partnership, received $67.7 million.   The proceeds
from the sale of the Receipts, which have been allocated between Series I (60.1%) and Series II (39.9%) in accordance with the relative fair values of the refunded Bonds as reflected in the proceeds of the Receipts, have been invested in MLP III, a Maryland limited partnership. MLP III is owned by the Partnership through a 99% general partner interest and SCA Limited
Partner Corporation ("SCALPC"), an affiliate of the Managing General
Partner, through a 1% limited partner interest. MLP III invested the net proceeds from the sale of the Receipts, approximately $61 million (net of $6.7 million in proceeds used for Financing transaction costs and additional Partnership reserves) in MLP II Acquisition Limited Partnership ("MLP II"), a Maryland limited partnership. MLP II is owned by MLP III through a 98.99% limited partner interest, (98.99% capital interest, 39.996% annual profits and annual distributions interest), MLP I LLC ("MLP I"), a Maryland limited liability company, through a 1% general partner interest (1% capital interest, 60% annual profits and annual distributions interest) and SCALPC through a .01% limited partner interest (.01% capital interest, .004% annual profits and annual distributions interest). MLP I is owned by the 12 operating partnerships affected by the Financing. MLP II, in turn, loaned the operating partnerships approximately $4.2 million (the "Load Loan Notes") to purchase an interest rate cap, as discussed above.

     The purpose of the MLP structure is to enable the BAC Holders, through the Partnership, to participate from substantially all of the investment income generated from the net proceeds (approximately $56.8 million) on a primarily tax-exempt basis. In addition to the Partnership's 40% profits and annual distributions interest in MLP II (through MLP III), the Partnership receives substantially all of the operating partnerships' 60% profits and annual distribution interest in MLP II (through MLP I) as additional Series B Bond debt service payments. MLP I was allocated a 60% annual profits and annual distributions interest in MLP II in exchange for providing a variety of services, including, but not limited to, investment advisory services, asset management services and loan servicing. However, to the extent the proposed new investment structure (described below) is consummated, it is anticipated that the MLP structure will be eliminated because it would no longer be required to protect the tax benefits of the transaction in the new investment structure.

     As previously discussed, the net Financing proceeds allocated to each Series was dependent upon the fair values of the refunded Bonds as reflected in the proceeds of the Receipts (and not face values, as they may be different). The Financing proceeds generated by each Series, specifically, $40,675,000 or 60.1% from Series I Bonds and $27,025,000 or 39.9% from
Series II Bonds, were independently determined through a review of the cash flows, market conditions and physical characteristics of the properties which collateralize such Bonds. These percentages are being used to determine each Series' interest in the net Financing proceeds currently held by MLP II. Consequently, the proportion of fair values attributable to Series
I and Series II, with respect to the refunded Bonds and the net Financing proceeds, were identical immediately prior and subsequent to the Financing. Since the other Partnership assets were unaffected by the Financing, the proportion of Partnership assets attributed to Series I and Series II remains unchanged. In summary, neither the Financing or the Refunding enhanced the benefits of one Series at the expense of the other. It should be noted that the pledging of the Creekside Bond resulted in an increase to Series I's gross Financing proceeds above what it would have been without this additional security (as discussed in greater detail below).

     On January 19, 1996, the Partnership, through MLP II, made its first acquisition of an additional mortgage revenue bond when $7,238,000 of the net Financing proceeds was invested in a bond collateralized by Riverset II, a multi-family property located in Memphis, Tennessee. The remaining net proceeds held by MLP II are currently invested in various short-term investments.

     Since each Series is part of one entity (the Partnership), either or both Series may be obligated to honor creditor claims against the Partnership, even if that claim resulted from the other Series. Prior to the Financing, except for short term inter-Series borrowing for working capital purposes, the Series' never extended credit or provided guarantees (although not prohibited from doing so) to one another since the performance (and operating risks) of each Series was largely independent from the other. As part of the Financing, the affected operating partnerships entered into a cross-collateralization agreement among themselves. While the Managing
General Partner believes that the likelihood of required performance under the cross-collateralization agreement is remote because of the significant current Series A Bond debt service coverages, this agreement may result in the affected operating partnerships being obligated under the Series A Bond obligations of the other affected operating partnerships included in the Financing due to shortfalls in their cash flows or required Series A Bond debt service coverage ratios. Consequently, as a result of this cross-collateralization agreement entered into as part of the Financing, even though the likelihood of required performance is considered remote, the performance of one Series may impact the performance of the other.
However, to the extent that there is performance under the cross-collateralization agreement, the Managing General Partner will make every effort to limit the performance of the operating partnerships within the affected Series (that is, have a Series I operating partnership perform for a Series I obligation and vice-versa). Nonetheless, if there is performance under the cross-collateralization agreement, the performing operating partnership will be repaid by the "non-performing" operating partnership with its first available cash flow.

     The cross-collateralization agreement did not conflict the Series, but rather benefitted both Series because it had the effect of increasing the amount of gross Financing proceeds and lowering the operating partnerships' Series A Bond interest obligations. As a result of their lower Series A Bond interest obligations, the operating partnerships utilize their additional cash flow to make larger debt service payments to the Partnership on the Series
B Bonds. The pledging of the Creekside Bond, directly resulting from FSA's concern about cash flow weaknesses of the pledged Series I properties, resulted in an increase to Series I's gross Financing proceeds above what it would have been without it.

     Unpaid and unaccrued base interest receivable of approximately
$15.5 million on the eleven original Bonds, and the related parity working capital loans and unpaid and unaccrued interest thereon, aggregating approximately $4.8 million, were converted to Accrued Interest Notes and Working Capital Notes, respectively, in equivalent principal amounts. The Partnership contributed the Accrued Interest Notes and Working Capital
Notes to MLP III, which recorded them at the Partnership's carrying values of $-0- and approximately $3.8 million, respectively, and contributed them, in turn, to MLP II, which recorded them at the same carrying values. The fair value of these Notes have been estimated by the Managing General Partner (in the absence of an appraisal and an active market) by discounting the anticipated future cash streams of such Notes. As of February 14, 1995, the estimated fair values for the Accrued Interest Notes and Working Capital Notes approximated $12.2 million and $3.8 million, respectively. As of December 31, 1995, the estimated fair values for the Accrued Interest Notes and Working Capital Notes approximated $11.3 million and $3.5 million, respectively. As discussed above, MLP II loaned the operating partnerships approximately $4.2 million (the Load Loan Notes). In addition, MLP II paid approximately $755,000 in various financing costs on behalf of the operating partnerships included in the Financing.

     The Accrued Interest Notes, Working Capital Notes and Load Loan
Notes, (collectively the "Notes") in the aggregate principal face amount of approximately $24.5 million, are due on demand, but in any case not later than January 2030. To the extent the operating partnerships have available cash flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly. For financial reporting purposes, income is recognized by MLP II for the portion of principal payments collected on the Notes in excess of its carrying value.

     The Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. For 1995, the Blended Annual Rate approximated 6.6% and generated approximately $1.3 million of taxable income to MLP II. Of this amount, approximately 40% or $510,000 was allocated to the Partnership. Considering that, for tax purposes, the working capital loans contributed to MLP II previously generated approximately $284,000 of taxable income to the Partnership per year, during 1995, as a result of the Financing and Refunding transactions, there was an incremental increase of approximately $226,000 to the taxable income allocated to the Partnership relating to the Notes. In addition, as a result of the net Financing proceeds being temporarily invested in taxable short term securities during 1995, the Partnership was allocated an additional $1.3 million of taxable income. The taxable income allocated to the Partnership should decrease over time as Notes are amortized and as the net Financing proceeds are permanently invested in tax-exempt bonds.

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

Proposed New Investment Structure

     On April 26, 1996, the Partnership filed on Form S-4 a
Prospectus/Consent Solicitation under the Securities Act of 1933. The Prospectus/Consent Solicitation describes a business strategy for the future of the Partnership's investments and a new investment structure developed by the Managing General Partner which, while there can be no assurances, is anticipated to enhance the value of BAC Holder investments. The transaction will provide BAC Holders with different investment choices designed to fit their individual investment objectives. These choices will provide BAC Holders with the opportunity to exchange their BACs for: a) liquid, growth-oriented securities, b) securities which are substantially similar to BACs subsequent to the Financing, but assume a special capital distribution, and/or c) securities whose distributions are substantially similar to BACs as they existed prior to the Financing. The Partnership anticipates presenting the transaction to BAC Holders for consideration in the near future. For the year ended December 31, 1995, approximately $1.5 million was expensed related to the preparation of the Prospectus/Consent
Solicitation.

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


Results of Operations

Revenues

     With respect to Series I Bonds, for the years ended December 31, 1995, 1994 and 1993, approximately $9.2 million, $11.6 million and $10.9 million, respectively, of interest was paid to Series I. Of these amounts, approximately $8.6 million , $11.1 million and $10.6 million, respectively, were generated from Series I property operations. With respect to Series II Bonds, for the years ended December 31, 1995, 1994 and 1993, approximately $4.6 million, $5.8 million and $5.6 million, respectively, of interest was paid to Series II. Of these amounts, approximately $4.2 million, $5.5 million and $5.3 million, respectively, were generated from Series II property operations. The differences between interest paid and cash generated from operations are due to payments from sources other than property operations. Specifically, property level operating deficit guarantees of approximately $207,000, $263,000 and $145,000, respectively, for Series
I and $142,000, $136,000 and $121,000, respectively, for Series II were used to pay interest for the years ended December 31, 1995, 1994 and 1993.
In addition, draws on project level reserves and excess property escrow deposits of approximately $399,000, $267,000 and $186,000, respectively, for Series I and $204,000, $160,000 and $169,000, respectively, for Series
II were used to pay interest for the years ended December 31, 1995, 1994 and 1993. The table, in Item 1. Business - Investment Summary Series I and Series II, at the beginning of this report should be referenced for more information regarding the specific Bond interest payment information.

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

Other

     In response to a 1991 Supreme Court case, the IRS issued proposed regulations in connection with the modification or implied modification of debt instruments. If the proposed regulations are adopted in their present form, they would alter existing authority, and limit the type and extent of modifications and implied modifications that could be made by a Bond owner/lender without adversely affecting the tax-exempt status of the Bond.
It is not clear at this time what effect the proposed regulations may have on the Partnership with respect to Bonds secured by properties transferred to New Borrowers, as some of the terms of the transfers could be viewed by the IRS under the proposed regulations as implied modifications to the Bonds. However, the IRS has stated that the regulations will apply only to modifications or implied modifications made on or after thirty days from the publication of the final regulations in the Federal Register. As of March 28, 1996, the regulations had not appeared in their final form in the Federal Register. The Managing General Partner will continue in its efforts to protect the tax-exempt status of the Bonds and the interest thereon;
however, there can be no assurances the Managing General Partner will be successful in its efforts.

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

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT.

(a) and (b)  Identification of directors and executive officers:

     The following table sets forth the names, ages and positions held by the directors and executive officers of the Managing General Partner:

                             Position Held with
   Name                    Managing General Partner             Age
- --------------------     ----------------------------          -----

Garrett G. Carlson       Chairman and Director                   60

Mark K. Joseph           President/Treasurer and Director        57

Thomas R. Hobbs          Senior Vice President, Partnership
                         General Manager and Director            55

Marilynn K. Duker        Vice President/Secretary                40


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

     Marilynn K. Duker, age 40, is a Vice President of the Managing
General Partner and Senior Vice President of Shelter Development Limited Liability Company ("SDLLC"). Prior to joining SDLLC in 1982, she served as special assistant to the Director of the HUD area office in Baltimore. She has worked in both the regional and central offices of HUD and for the Boston Housing Authority as well. Ms. Duker is a graduate of the College of Wooster and has a Master's Degree in City Planning from the Massachusetts Institute of Technology.

(f)  Involvement in certain legal proceedings:

     None.

(g)  Promoters and Control Person:

     None.


ITEM 11.  EXECUTIVE COMPENSATION.

     The General Partners and their affiliates are entitled to receive various cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. In addition, the General Partners have earned and are expected to continue to earn various fees payable by borrowers in connection with the acquisition and servicing of the mortgage revenue bonds. The amounts of these items and the times at which they are payable are discussed below.

Distributions of Cash Flow

     First, 1% of all cash flow with respect to each six month period of the calendar year will be paid to the General Partners until the BAC Holders receive a noncompounded return in such calendar year equal to 8.5% of their adjusted capital contributions; second, 99% to the General Partners until the General Partners receive an amount equal to .5% per annum of the aggregate outstanding principal amount of all mortgage loans, commencing in and cumulative from January 1, 1989, third, 1% to the General Partners until the BAC Holders receive a noncumulative return in each calendar year equal to 10% per annum of their adjusted capital contributions, and fourth, thereafter during such year, 10% to the General Partners.

Distributions of Residual Proceeds and Liquidation Proceeds

     Except as otherwise discussed, residual proceeds shall be distributed to the General Partners as follows:

(a) to repay loans, if any, from the General Partners to the Partnership with interest thereon after: (i) all payment of debts and obligations of the Partnership including any additions to working capital reserves as the Managing General Partner shall deem necessary; (ii) to BAC Holders (other than the affiliate of Merrill Lynch holding
     BACs) to repay their adjusted capital contributions; (iii) to the affiliate of Merrill Lynch holding BACs to the extent of $1,000 (less any prior distributions of residual proceeds) per BAC hold by it;

(b)  to repay their adjusted capital contributions;

(c) 1% to the General Partners until the BAC Holders have received an average annual noncompounded amount (when combined with prior distributions of cash flow and residual proceeds, other than a return of capital) equal to 10% on their adjusted capital contributions, provided, however, that the 1% payable to the General Partners shall be deferred until the BAC Holders have received an average annual noncompounded amount (when combined with all prior distributions of cash flow and residual proceeds, other than a return of capital) equal to 10% of their aggregate adjusted capital contributions;

(d) 99% to the General Partners until the General Partners have received an amount equal to the aggregate amount of .5% per annum of the principal amount of all mortgage loans outstanding during each Partnership calendar year commencing in and cumulative from January 1, 1989, but only to the extent such amount has not been previously distributed to the General Partners from cash flow; and

(e)  thereafter, 10% to the General Partners.

Allocations of Profits and Losses

     Profits not attributable to a sale or repayment or liquidation of the Partnership will be allocated to the General Partners in accordance with the distribution of cash flow. Losses will be allocated 1% to the General Partners. Profits arising from a sale or repayment or liquidation of the Partnership will be allocated to the General Partners after allocation to the BAC Holders. Losses arising from a sale or repayment or liquidation of the Partnership shall be allocated 1% to the General Partners.

     The following table sets forth the amounts of the fees, commissions and cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1995:

                                                        Amount of
Receiving Entity           Type of Compensation        Compensation
- ------------------        ----------------------      --------------
SCA Realty I, Inc.        Interest in Cash Flow           $   1,446

SCA Associates 86
Limited Partnership       Interest in Cash Flow             143,137
                                                        -----------
                                         TOTAL            $ 144,583
                                                          =========


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

      Shelter Canada, was, prior to the time the Partnership acquired Whispering Lake, the Meadows, and North Pointe mortgage revenue bonds, either a limited or general partner of the developer partnership for those projects. Prior to the time the Partnership acquired these mortgage revenue bonds, Shelter Canada withdrew from the respective developer partnerships in return for contingent purchase payments for its interest, payable from certain revenue of the borrower. These revenues may include a portion of the developers' overhead allowance funded out of proceeds of the mortgage revenue bonds to the extent such funds remain unused for cost overruns or other obligations of the borrower upon completion of construction and the achieving of sustaining occupancy. Payments to Shelter Canada are fully subordinated to all payments to the Partnership.

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

INDEX TO EXHIBITS

   Exhibit
   Number       Title of Document
  ---------    -------------------

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

                         SCA TAX EXEMPT FUND
                         LIMITED PARTNERSHIP

                         By: SCA REALTY I, INC.

Date:  May 16, 1996      By: /s/ Mark K. Joseph
                                 Mark K. Joseph
                                 President/Treasurer, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates set forth below opposite their respective names.

     Signatures               Title                    Date

/s/ Garrett G. Carlson        Chairman of the Board    May 16, 1996
    Garrett G. Carlson        of Directors

/s/ Mark K. Joseph            President/Treasurer,     May 16, 1996
    Mark K. Joseph            Director

     SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
    INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


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

     MLP II Acquisition Limited Partnership ("MLP II") - MLP II is a
     Maryland limited partnership owned by MLP III through a 98.99% limited partner capital interest (39.996% annual profits and annual distributions interest), SCALPC through a .01% limited partner capital interest (.004% annual profits and annual distributions interest) and MLP I (see below) through a 1% general partner capital interest (60% annual profits and annual distributions interest). Distributions of capital proceeds, as defined, after payment of all debts, liabilities and expenses and after any reserves deemed necessary, are distributed to the partners pro rata up to an amount equal to their unreturned capital contributions.

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

     In connection with a Consent Solicitation and Proxy  filed with the
SEC on March 28, 1996, the Partnership requested an independent appraisal firm to conduct appraisals as of May 1, 1995 of all of the properties collateralizing the Partnership's investments in mortgage revenue bonds. Because only a limited market exists for such bonds and they are wholly collateral dependent, the Partnership used such appraisals as the basis for its estimates of fair values of the bonds. In connection with the adoption of
FAS 115 as of January 1, 1994 and its application to the accompanying financial statements, the Managing General Partner used such estimates, as adjusted for intervening changes in circumstances, in making its estimates of fair value for the mortgage revenue bonds at various dates throughout 1994
and 1995.    The Managing General Partner will continue to use its best efforts in estimating the fair value of the Partnership's mortgage revenue bonds.

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

     Eleven bonds, in the aggregate principal amount of $126,590,000, were refunded by the issuers of such bonds. As a result, a Series A Bond and a Series B Bond (whose aggregate principal amount equals that of the original bonds) were exchanged for each of the original bonds. The aggregate principal amount of the Series A Bonds and Series B Bonds is $67,700,000 and $58,890,000, respectively. Each Series B Bond is subordinate to the related issue of Series A Bonds. In addition, the maturity date for each bond has been extended to January 2030. The Series A Bonds bear interest at various fixed rates per annum, ranging from 7.05% to 7.40%, and are due and payable monthly. The Series A Bonds are subject to mandatory sinking fund redemptions commencing January 1, 2001 and continuing through maturity.

     As a result of the Financing and the sale of the Receipts in the Series A Bonds to unrelated investors, the Partnership no longer has any interest in the Series A Bonds. The specific Series B Bonds as of December 31,
1995 are as follows:

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
MORTGAGE REVENUE REFUNDING BONDS
AS OF DECEMBER 31, 1995

                                      B Bond          B Bond          B Bond
                      B Bond        Amortized       Unrealized         Fair
                   Face Amount         Cost         Gain (Loss)        Value
                      (000's)         (000's)         (000's)         (000's)
                  --------------- --------------- --------------- ---------------
Montclair                 $6,840          $1,691              $0          $1,691

Newport Village            4,175           2,973             287           3,260

Nicollet Ridge            12,415           6,075             475           6,550

Steeplechase Falls         5,300           5,851             267           6,118

Barkley Place              3,480           2,445            -              2,445
                  --------------- --------------- --------------- ---------------
Total Series I            32,210          19,035           1,029          20,064
                  --------------- --------------- --------------- ---------------

Mallard Cove I             1,670             942              80           1,022

Mallard Cove II            3,750           2,590             284           2,874

Whispering Lake            8,500           4,779            -              4,779

Gilman Meadows             2,875           2,530             176           2,706

Hamilton Chase             6,250           4,140            -              4,140

Meadows                    3,635           3,716             103           3,819
                  --------------- --------------- --------------- ---------------
Total Series II           26,680          18,697             643          19,340
                  --------------- --------------- --------------- ---------------
TOTAL                    $58,890         $37,732          $1,672         $39,404
                  =============== =============== =============== ===============



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

     The Series A Bonds were then deposited by the Trust with a custodian and the additional proceeds were raised through the sale of Receipts in the Series A Bonds to Receipt holders. As a result of the sale of Receipts in the Series A Bonds, the Partnership recognized a gain of approximately $623,000. Included in this amount is a portion of the net unrealized gain associated with the refunded bonds of approximately $2.3 million, net of selling expenses of approximately $1.7 million. The portion of the unrealized gain (loss) recognized for each bond was determined by allocating the net carrying amount at the time of sale to the Series A Bond and the Series B Bond based upon their relative fair values, using the concepts outlined in the Financial Accounting Standard Board's Emerging
Issues Task Force Issue No. 88-11. The Receipts are credit enhanced by Financial Security Assurance Inc. ("FSA") and are rated AAA and Aaa by Standard and Poors and Moody's, respectively. The General Partners believe that the transaction costs, all of which were paid to third parties, incurred pursuant to the Financing were appropriate and consistent with transactions of similar size and characteristics.

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

     In return for the sale of Receipts in the Series A Bonds, the Trust, for the benefit of the Partnership, received $67.7 million. The proceeds from the sale of the Receipts, which have been allocated between Series I (60.1%) and Series II (39.9%) in accordance with the relative fair values of the refunded bonds as reflected in proceeds of the Receipts, have been invested in MLP III. MLP III invested the net proceeds from the sale of the Receipts, approximately $61 million (net of $6.7 million in proceeds used to finance transaction costs and additional Partnership reserves) in MLP II.
MLP II, in turn, loaned the operating partnerships approximately $4.2 million (the "Load Loan Notes") to purchase an interest rate cap, as discussed above.

     The purpose of the MLP structure is to enable the BAC Holders, through the Partnership, to participate in substantially all of the investment income generated from the remaining net proceeds
(approximately $56.8 million) on a primarily tax-exempt basis. In addition to the Partnership's 40% profits and annual distributions interest in MLP II (through MLP III), the Partnership receives substantially all of the operating partnerships' 60% profits and annual distribution interest in MLP II (through MLP I) as additional Series B Bond debt service payments. MLP I was allocated a 60% annual profits and annual distributions interest in MLP II in exchange for providing a variety of services, including, but not limited to, investment advisory services, asset management services and loan servicing.


     As previously discussed, the net Financing proceeds allocated to each Series were dependent upon the fair values of the refunded Bonds as reflected in the proceeds of the Receipts (and not face values as they may be
different).   The Financing proceeds generated by each Series, specifically,
$40,675,000 or  60.1%  from Series I bonds and $27,025,000 or 39.9%
from Series II bonds, were independently determined through a review of the cash flows, market conditions and physical characteristics of the properties which collateralize such bonds. These percentages are being used to determine each Series' interest in the net Financing proceeds currently held by MLP II. Consequently, the proportion of fair values attributable to Series I and Series II, with respect to the refunded bonds and the net Financing proceeds, was identical immediately prior and subsequent to the Financing. Since the other Partnership assets were unaffected by the Financing, the proportion of Partnership assets attributed to Series I and Series II remains unchanged. In summary, neither the Financing or the refunding enhanced the benefits of one Series at the expense of the other.
It should be noted that the pledging of the Creekside bond resulted in an increase to Series I's gross Financing proceeds above what they would have been without it (as discussed in greater detail below). The following table details the effect of the Refunding and Financing on the fair values of the Partnership assets.

                                             Fair Value at            Fair Value at           Fair Value at
                                           February 14, 1995        February 14, 1995       February 14, 1995
                                           Pre-Refunding and        Post-Refunding and      Post-Refunding and
                                             Pre-Financing            Pre-Financing          Post-Financing
Bonds and Net Financing Proceeds                (000's)                  (000's)                 (000's)
- ------------------------------------------ -----------------        -----------------       -----------------
Series I Bonds Refunded:
Barkley Place                                        $7,795                   $7,795                  $2,445
The Montclair                                        10,191                   10,191                   1,691
Newport Village                                       9,511                    9,511                   3,260
Nicollet Ridge                                       14,475                   14,475                   6,550
Steeplechase Falls                                   18,767                   18,767                   6,118
                                           -----------------        -----------------       -----------------
Subtotal Series I Bonds Refunded                     60,739                   60,739                  20,064

Plus: Net Proceeds from
  Financing Transaction                                -                        -                     36,668
                                           -----------------        -----------------       -----------------
Subtotal of Series I Bonds Refunded
   and Net Financing Proceeds                        60,739                   60,739                  56,732


Series I Bonds not Refunded                          77,472                   77,472                  77,472
                                           -----------------        -----------------       -----------------
Total Series I Bonds and Net Financing
  Proceeds (% of Total Series I and
  Series II)                                        138,211     65%          138,211    65%          134,204     65%
                                           -----------------        -----------------       -----------------

Series II Bonds Refunded:
Mallard Cove I                                        1,822                    1,822                   1,022
Mallard Cove II                                       5,574                    5,574                   2,874
Gilman Meadows                                        6,706                    6,706                   2,706
The Meadows                                           6,819                    6,819                   3,819
Whispering Lake                                      13,679                   13,679                   4,779
Hamilton Chase                                       11,765                   11,765                   4,140
                                           -----------------        -----------------       -----------------
Subtotal Series II Refunded                          46,365                   46,365                  19,340

Plus: Net Proceeds from
  Financing Transaction                                -                         -                    24,365
                                           -----------------        -----------------       -----------------
Subtotal of Series II Bonds Refunded
  and Net Financing Proceeds                         46,365                   46,365                  43,705

Series II Bonds not Refunded                         29,266                   29,266                  29,266
                                           -----------------        -----------------       -----------------
Total Series II Bonds and Net Financing
  Proceeds (% of Total Series I and
  Series II)                                         75,631     35%           75,631    35%           72,971     35%
                                           ----------------- ------ ----------------- ----- ----------------- ------

Total Series I and II Bonds and
Net Financing Proceeds                             $213,842    100%         $213,842   100%         $207,175    100%
                                           ================= ====== ================= ===== ================= ======



      On January 19, 1996, the Partnership, through MLP II, made its first acquisition of an additional mortgage revenue bond when $7,238,000 of the net Financing proceeds was invested in a bond collateralized by Riverset II, a multi-family property located in Memphis, Tennessee. The remaining net proceeds held by MLP II are currently invested in various short-term investments.

     Since each Series is part of one entity (the Partnership), either or both Series may be obligated to honor claims against the Partnership even if that claim resulted from the other Series. Prior to the Financing, except for short term inter-Series borrowing for working capital purposes, although not prohibited from doing so, the Series never extended credit or provided guarantees to one another. As part of the Financing, the affected operating partnerships entered into a cross-collateralization agreement among themselves. While the Managing General Partner believes that the likelihood of required performance under the cross-collateralization agreement is remote because of the significant current Series A Bond debt service coverages, this agreement may result in the affected operating partnerships being obligated under the Series A Bond obligations of the other affected operating partnerships included in the Financing due to shortfalls in their cash flows or required Series A Bond debt service coverage ratios.
However, to the extent that there is performance under the cross-collateralization agreement, the Managing General Partner will make every effort to limit the performance of the operating partnerships within the affected Series (that is, have a Series I operating partnership perform for a Series I obligation and vice-versa). Nonetheless, if there is performance under the cross-collateralization agreement, the performing operating partnership will be repaid by the "non-performing" operating partnership with its first available cash flow.

     The cross-collateralization agreement did not conflict the Series, but rather benefitted both Series because it had the effect of increasing the amount of gross Financing proceeds and lowering the operating partnerships'
Series A Bond interest obligations. As a result of their lower Series A Bond interest obligations, the operating partnerships utilize their additional cash flow to make larger debt service payments to the Partnership on the Series
B Bonds. The pledging of the Creekside Bond, directly resulting from FSA's concern about cash flow weaknesses of the pledged Series I properties, resulted in an increase to Series I's gross Financing proceeds above what they would have been without it.

     Unpaid and unaccrued base interest receivable of approximately
$15.5 million on the eleven original bonds, and the related parity working capital loans (see Notes 2 and 5) and unpaid and unaccrued interest thereon, aggregating approximately $4.8 million, were converted to Accrued Interest
Notes and Working Capital Notes, respectively, in equivalent principal amounts. The Partnership contributed the Accrued Interest Notes and
Working Capital Notes to MLP III, which recorded them at the Partnership's carrying values of $-0- and approximately $3.8 million, respectively, and contributed them, in turn, to MLP II, which recorded them at the same carrying values. The fair value of these Accrued Interest Notes and Working Capital Notes, as of February 14, 1995, approximated $12.2 million and $3.8 million, respectively. The fair value of these Notes has been estimated by the Managing General Partner (in the absence of an appraisal and an active market) by discounting the anticipated future cash streams of such Notes. As of December 31, 1995, the fair value of the Accrued
Interest Notes and Working Capital Notes approximated $11.3 million and
$3.5 million, respectively. As discussed above, MLP II loaned the operating partnerships approximately $4.2 million (the Load Loan Notes). In addition,
MLP II paid approximately $755,000 in various financing costs on behalf of the operating partnerships included in the Financing.

     The Accrued Interest Notes, Working Capital Notes and Load Loan
Notes, (collectively the "Notes") in the aggregate principal face amount of approximately $24.5 million, are due on demand, but in any case not later than January 2030. To the extent the operating partnerships have available cash flow, interest on the principal amount and scheduled principal payments shall be due and payable monthly. For financial reporting purposes, income is recognized by MLP II for the portion of principal payments collected on the Notes in excess of the carrying value. For the period ended December
31, 1995, approximately $2.2 million was received by MLP II for principal payments on the Notes, of which approximately $1.4 was recorded as income. Principal payments recognized as income by MLP II are allocated to the partners of MLP II based on their pro rata unreturned capital contributions as discussed in Note 1.

     The Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. For 1995, the Blended Annual Rate approximated 6.6% and generated approximately $1.3 million of taxable income to MLP II. Of this amount, approximately 40% or $510,000 was allocated to the Partnership. Considering that, for tax purposes, the working capital loans contributed to MLP II previously generated approximately
$284,000 of taxable income to the Partnership per year, during 1995, as a result of the Financing and Refunding transactions, there was an incremental increase of approximately $226,000 to the taxable income allocated to the Partnership relating to the Notes. In addition, as a result of the net
Financing proceeds being temporarily invested in taxable short term securities during 1995, the Partnership was allocated an additional $1.3 million of taxable income. The taxable income allocated to the Partnership should decrease over time as the Notes are amortized and as the net Financing proceeds are permanently invested in tax exempt bonds.

     The Notes and the Series B Bonds are subordinate in priority and right of payment to the Series A Bonds and are payable only to the extent of cash flow. Payments of principal and interest on the Notes and the Series
B Bonds are prioritized as follows: (I) interest payments due to MLP II on the Notes, pro rata between the Notes; (ii) scheduled principal payments due to MLP II on the Notes, pro rata between the Notes; (iii) interest payments due to the Trust on the Series B Bonds; and (iv) the principal payment of the Series B Bonds due January 2030. For the year ended December 31, 1995, approximately $3.4 million was received for Series B Bond interest. As of December 31, 1995, while three of the 11 Series B Bonds (those that bear interest at 16%) were delinquent on the debt service obligations and, therefore, in default of their bond terms, all 11 of the Series B Bonds were on non-accrual status. Additional interest income that would have been recognized by the Partnership had these bonds not been placed on non-accrual status was approximately $802,000 for the year ended December 31, 1995.

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

     Descriptions of the 12 mortgage revenue bonds not refunded in the Financing at December 31, 1995 and 1994 are provided in the following table. Also included in the table are descriptions of the 11 refunded bonds included in the Financing at December 31, 1994. Refer to Note 3 for description of the 11 bonds included in the Financing and discussion of general mortgage loan terms amended by the Financing for the Series B
Bonds. The Series B Bonds continue to be separately reported by Series since the Managing General Partner believes that the likelihood of performance under the cross-collateralization is remote.

                                                                                                         December 31, 1994
                                                                   December 31, 1995                   and February 14, 1995
Series I                                                   ----------------------------------- -----------------------------------
                             Base                  Face     Amortized  Unrealized     Fair      Amortized  Unrealized     Fair
Investment in Mortgage     Interest   Maturity    Amount      Cost     Gain (Loss)    Value       Cost     Gain (Loss)    Value
Revenue Bonds (Note 4)       Rate       Date     (000's)     (000's)     (000's)     (000's)     (000's)     (000's)     (000's)
- ------------------------- ---------- ---------- ---------- ----------- ----------- ----------- ----------- ----------- -----------
Bonds not Refunded:
Alban Place                   7.875  Oct. 2008    $10,065     $10,065       ($336)     $9,729     $10,065       ($336)     $9,729
Northridge Park               7.500  June 2012      8,815       8,815      (1,625)      7,190       8,815      (1,625)      7,190
Lakeview Garden               7.750  Aug. 2007      9,003       6,988        -          6,988       6,988        -          6,988
Riverset                      7.875  Nov. 1999      6,475       6,475        (778)      5,697       6,475        (778)      5,697
Villa Hialeah                 7.875  Oct. 2009     10,250      10,250        (725)      9,525      10,250        (725)      9,525
Newport-on-Seven              8.125  Aug. 2008     10,125       7,898        -          7,898       7,898        -          7,898
North Pointe                  7.875  Aug. 2006     25,185      12,739       1,170      13,909      12,739       1,170      13,909
Creekside Village             7.500  Nov. 2009     11,760       8,635        -          8,635       8,635        -          8,635
Willowgreen                   8.000  Dec. 2010      9,275       7,901        -          7,901       7,901        -          7,901
                                                           ----------- ----------- ----------- ----------- ----------- -----------
Subtotal Bonds not Refunded                                    79,766      (2,294)     77,472      79,766      (2,294)     77,472
                                                           ----------- ----------- ----------- ----------- ----------- -----------
Bonds Refunded:
Prior to Financing and
  Refunding (Note 4)
Barkley                       8.000   May 2011      8,830                                           7,795        -          7,795
Montclair                     7.875   Dec 2015     15,340                                          10,191        -         10,191
Newport Village               7.875   Dec 2010     10,425                                           8,672         838       9,510
Nicollet                      7.875   Dec 2010     20,340                                          13,425       1,050      14,475
Steeplechase Falls            7.875   Dec 2008     17,950                                          17,950         818      18,768
                                                                                               ----------- ----------- -----------
Subtotal Series I Bonds Refunded                                                                   58,033       2,706      60,739
                                                                                               ----------- ----------- -----------
Subsequent to Financing and
  Refunding (Note 3)                               32,210      19,035       1,029      20,064        -           -           -
                                                           ----------- ----------- ----------- ----------- ----------- -----------
Subtotal Series I Investment in
  Mortgage Revenue Bonds                                      $98,801     ($1,265)    $97,536    $137,799        $412    $138,211
                                                           ----------- ----------- ----------- ----------- ----------- -----------

                                                                                                         December 31, 1994
                                                                   December 31, 1995                   and February 14, 1995
Series II                                                  ----------------------------------- -----------------------------------
                             Base                  Face    Amortized   Unrealized     Fair      Amortized  Unrealized     Fair
Investment in Mortgage     Interest   Maturity    Amount      Cost     Gain (Loss)    Value       Cost     Gain (Loss)    Value
Revenue Bonds (Note 4)       Rate       Date     (000's)     (000's)     (000's)     (000's)     (000's)     (000's)     (000's)
- ------------------------- ---------- ---------- ---------- ----------- ----------- ----------- ----------- ----------- -----------
Bonds not Refunded:
Riverset                      7.875  Nov. 1999    $12,525     $12,525      (1,477)    $11,048     $12,525      (1,477)    $11,048
Southfork Village             7.875  Jan. 2009     10,375      10,375         492      10,867      10,375         492      10,867
Emerald Hills                 7.750  Apr. 2008      6,725       6,725         626       7,351       6,725         626       7,351
                                                           ----------- ----------- ----------- ----------- ----------- -----------
Subtotal Bonds not Refunded                                    29,625        (359)     29,266      29,625        (359)     29,266
                                                           ----------- ----------- ----------- ----------- ----------- -----------
Bonds Refunded:
Prior to Financing and
  Refunding (Note 4)
Gilman Meadows                8.000   Apr 2007      6,875                                           6,270         436       6,706
Hamilton Chase                8.000   Aug 2006     13,875                                          11,765        -         11,765
Mallard Cove I                7.300   Jan 2006      2,470                                           1,680         142       1,822
Mallard Cove II               8.094   Jan 2006      6,450                                           5,023         551       5,574
Meadows                       7.625   Jan 2008      6,635                                           6,635         184       6,819
Whisperng Lake                7.625   Dec 2007     17,400                                          13,679        -         13,679
                                                                                               ----------- ----------- -----------
Subtotal Series II Bonds Refunded                                                                  45,052       1,313      46,365
                                                                                               ----------- ----------- -----------
Subsequent to Financing and
  Refunding (Note 3)                               26,680      18,697         643      19,340        -           -           -
                                                           ----------- ----------- ----------- ----------- ----------- -----------
Subtotal Series II Investment in
  Mortgage Revenue Bonds                                       48,322         284      48,606      74,677         954      75,631
                                                           ----------- ----------- ----------- ----------- ----------- -----------
Total Investment in Mortgage
  Revenue Bonds                                              $147,123       ($981)   $146,142    $212,476      $1,366    $213,842
                                                           =========== =========== =========== =========== =========== ===========

NOTE 5 - INVESTMENT IN PARITY WORKING CAPITAL LOANS

     As of December 31, 1995, the Partnership held 11 parity working capital loans, eight for Series I and three for Series II. The remaining loans (four for Series I and six for Series II) were contributed to MLP II as discussed in Note 3. In general, the terms of the loans unaffected by the Financing are similar to the mortgage revenue bonds to which they relate.
The carrying value of the Partnership's investment in parity working capital loans approximates fair value and reflects valuation allowances of $600,000 and $1,196,000 at December 31, 1995 and 1994, respectively.

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

Summarized Financial Information

     Combined unaudited results of operations for the year ended
December 31, 1993 are presented. The combined results of operations for 1993 includes nine properties for Series I and five properties for Series II.

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

     Affiliates of the Managing General Partner receive fees for mortgage servicing from the limited partnerships owning the mortgaged properties.
The fees paid to affiliates by all borrowing partnerships approximated $1,972,000 for the years ended December 31, 1995, 1994 and 1993 irrespective of any ownership changes in the underlying partnership. Also, an affiliate of the Managing General Partner has been engaged as MLP II's exclusive project acquisition and servicing agent. The affiliate will receive as compensation project selection and acquisition fees (one percent of the gross acquisition proceeds) and annual mortgage servicing fees to the extent the net proceeds raised by the Financing, as discussed in Note 3, are permanently invested. As of December 31, 1995, there were no fees paid by MLP II to the affiliate for acquisitions or mortgage servicing.

     As a result of their general partnership interests, the General Partners are entitled to an allocation of the Partnership's profits, losses and cash distributions as specified in the Partnership Agreement. As of December 31, 1995, the Partnership declared its cash distributions for the six months then ended to the General Partners of $72,891. These amounts represent the General Partners' portion of the $7,969,931 ($5,296,587 for Series I and $2,673,344 for Series II) semi-annual distributions declared at December 31, 1995.

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

