Form 10-K/A
period 1995-12-31
SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
filed 1996-05-24
CIK 806641

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549
            FORM 10-K/A Amendment #2

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


DESCRIPTION OF AMENDMENTS:

AMENDMENT #1 (All changes for Amendment #1 were a result of the SEC Staff Comments dated April 19, 1996 and comments from the Chief
Accountant of Corporate Finance dated April 25, 1996 and May 13, 1996. These were included in the 10-K/A filed on May 16, 1996):

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

AMENDMENT #2 (All changes included in Amendment #2 are a result of the SEC Staff Comments dated May 22, 1996):

A) Note 2 in Item 8. Financial Statements and Supplementary Data has been amended to expand the Registrant's discussion regarding the differences in value that could occur if a market existed for mortgage revenue bonds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Financial Statements, together with the report thereon of Price Waterhouse dated March 28, 1996, which are filed as a part of this Annual Report on Form 10-K.

                    PART IV

ITEM 14.  EXHIBITS, FINANICAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K


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

                         SCA TAX EXEMPT FUND
                         LIMITED PARTNERSHIP

                         By: SCA REALTY I, INC.

Date:  May 24, 1996      By: /s/ Mark K. Joseph
                                 Mark K. Joseph
                                 President/Treasurer, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates set forth below opposite their respective names.

     Signatures               Title                    Date

/s/ Garrett G. Carlson        Chairman of the Board    May 24, 1996
    Garrett G. Carlson        of Directors

/s/ Mark K. Joseph            President/Treasurer,     May 24, 1996
    Mark K. Joseph            Director

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

As explained in Note 2, the financial statements include mortgage revenue bonds valued at $146,142,000 (65% of total assets) and $213,842,000 (93% of total assets) at December 31, 1995 and 1994, respectively, which values have been estimated by the Partnership's Managing General Partner in the absence of readily ascertainable market values. Those estimated values may differ significantly from the values that would have been used had a ready market for the mortgage revenue bonds existed, and the differences could be material.


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

     The use of estimates is inherent in the preparation of all financial statements, but is especially important in the case of the Partnership, which is required under FAS 115 to carry a substantial portion of its assets at fair value, even though only a limited market exists for them. Because only a limited market exists for the Partnership's investment in mortgage revenue bonds, fair value is estimated by the Managing General Partner. These estimates involve uncertainties and matters of judgment, and therefore cannot be determined with precision. The assumption and methodologies selected by the Managing General Partner were intended to estimate the amount at which the mortgage revenue bonds could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Changes in assumptions could significantly affect estimates. These estimated values may differ significantly from the values that would have been used had a ready market for the mortgage revenue bonds existed, and the differences could be material.


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

